Form 10QSB
period 1997-09-30
IMPACT ENERGY INC
filed 1998-11-12
CIK 319620

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1997

                                       AND

     [  ] TRANSITION  REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                         Commission File Number: 0-9562

                               Impact Energy, Inc.

             (Exact name of Registrant as specified in its charter)


     Colorado                                          84-0818655
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

PO Box 980459, Houston Texas                           77098-0459
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:
(713) 526-8224

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Yes [] No [X] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 1997, the number of shares outstanding of the Registrant's Common Stock was 74,955,530.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended September 30, 1997, as Exhibit QF #97-3.

     Item 2. Management's Discussion and Analysis or Plan of Operations

     (a) Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Issuer has no current business, and has had no operations in the last fiscal year. The Issuer has no assets or revenue, and has accrued liabilities of $81,961. The Issuer has no present capital resource and accordingly no liquidity.

     (b) Plan of Operation

      The Issuer has no alternative but to pursue the possibility of one or more potential business combinations to achieve profitability for its shareholders.



             THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                           PART II: OTHER INFORMATION

                            Item 5. Other Information

     Impact Energy, Inc. is a Colorado corporation organized April 1, 1980, originally formed to engage in exploration for, development and sale of, oil and gas. During March of 1988, Impact contributed all its producing oil and gas properties to Southwest Sites, Inc., and distributed the ownership of Southwest to the shareholders of Impact. After the disposition, Impact began pursuing investment opportunities in the financial services industry. Impact made public announcements during 1988 of its intention to pursue the acquisition of failed Banks and Savings and Loans, in the State of Texas. No acquisitions were made in 1988, although Impact did provide funding with respect to two Texas Banks. The Company became inactive in 1989 and has remained so to date.

           SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS AND 5% OWNERS

==========================================================================================================================
                 Name and Address of Beneficial Owner                                Amount and Nature             Percent
                                                                                       of Ownership               of Class
--------------------------------------------------------------------------------------------------------------------------
Jack Wells                                        president/director                           -0-                  0.00
PO Box 980459
Houston TX 77098-0459
--------------------------------------------------------------------------------------------------------------------------
Joe Kane                                          secretary/director                           -0-                  0.00
PO Box 980459
Houston TX 77098-0459
==========================================================================================================================
All Officers and Directors as a Group                                                            0                  0.00
==========================================================================================================================
T.M. Skillern  (1)                                                                      14,400,000                 19.21
PO Box 980459
Houston TX
--------------------------------------------------------------------------------------------------------------------------
R. Ray Rankin (1)                                                                       16,046,996                 21.41
5700 Bentree
Coreyville TX 76034
--------------------------------------------------------------------------------------------------------------------------
James S. Clifton (1)                                                                    10,576,804                 14.11
5335 Desota-D
Houston TX 77091
==========================================================================================================================
Total Shares Issued and Outstanding                                                     74,955,530                100.00
==========================================================================================================================


(1) For purposes of this Report the share ownership of family members with the same surnames have been attributed to the named shareholder, without regard to same or separate addresses, and without any investigation of actual relationship or current affiliation.


                    Item 6. Exhibits and Reports on Form 8-K

       Exhibit QF #3 Financial Statements (Un-Audited) September 30, 1997

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Qsb Report for the Quarter ended September 30, 1997, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


September 30, 1997.


                               Impact Energy, Inc.
                             A COLORADO CORPORATION


                                       by


/s/ Jack Wells                                         /s/ Joe Kane
-------------------                                    -------------------------
Jack Wells                                                              Joe Kane
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER

                                Exhibit QF #97-3

                         UN-AUDITED FINANCIAL STATEMENTS

                           for the Three Months Ended

                               September 30, 1997

                               IMPACT ENERGY, INC.
                           BALANCE SHEETS (UNAUDITED)
              for the fiscal years ended December 31, 1995 and 1996
                   and for the period ended September 30, 1997

                                                                                     December 31,
                                                             September 30,    ---------------------------
                                                                 1997            1996            1995
                                                             -------------   ------------    ------------
                                     ASSETS
CURRENT ASSETS

Cash                                                         $        -0-    $        -0-    $        -0-
                                                                      -0-             -0-    $        -0-
      Total Current Assets                                   ------------    ------------    ------------
TOTAL ASSETS                                                          -0-             -0-    $        -0-
                                                             ============    ============    ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable                                             $     48,932    $     48,932    $     48,932
Accrued interest                                                   33,029          29,359          24,466
                                                             ------------    ------------    ------------
      Total Current Liabilities                                    81,961          78,291          73,398
                                                             ------------    ------------    ------------
STOCKHOLDERS' EQUITY

     Common Stock, $0.01 par value; authorized 75,000,000
        shares; issued and outstanding, 74,955,530 shares,        749,555         749,555         749,555

     Additional paid-in Capital                                12,360,560      12,360,560      12,360,560

     Accumulated Surplus (Deficit)                            (13,192,076)    (13,188,406)    (13,183,513)
                                                             ------------    ------------    ------------
Total Stockholders' Equity                                        (81,961)        (78,291)        (73,398)
                                                             ------------    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $          0    $          0    $          0
                                                             ============    ============    ============


                  The accompanying notes are an integral part
                         of these financial statements.

                                    page F-1

                              IMPACT ENERGY, INC.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED) for the fiscal years ended December 31, 1995 and 1996 and for the period ended September 30, 1997


                                                     For the
                                                    Nine Months
                                                       Ended                         December 31,
                                                    September 30,      --------------------------------------       Cumulative
                                                       1997                 1996                 1995                 Amounts
                                                 ------------------    -----------------    -----------------   ------------------
REVENUES                                         $             -0-     $            -0-     $            -0-    $             -0-
                                                 ------------------    -----------------    -----------------   ------------------

EXPENSES
     Interest Expense                                        3,670                4,893                4,893               33,029
                                                 ------------------    -----------------    -----------------   ------------------

        Total Operating Expense                              3,670                4,893                4,893               33,029
                                                 ------------------    -----------------    -----------------   ------------------

NET INCOME (LOSS)                                 $          3,670     $          4,893     $          4,893     $         33,029
                                                 ==================    =================    =================   ==================

NET (LOSS) PER SHARE                              $       (0.00005)    $       (0.00007)    $       (0.00007)    $       (0.00044)
                                                 ==================    =================    =================   ==================

Weighted average shares outstanding                     74,955,530           74,955,530           74,955,530           74,955,530
                                                 ==================    =================    =================   ==================


                  The accompanying notes are an integral part
                         of these financial statements.

                                    page F-2

                               IMPACT ENERGY, INC.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) for the period from inception of the Development Stage on January 1, 1990, for the fiscal years ended December 31, 1995 and 1996
                   and for the period ended September 30, 1997

                                                                                                    Additional            Deficit
                                                                                                     Paid-in            Accumulated
                                                                                                     Capital             During the
                                                                      Common Stock                 (Discount on         Development
                                                               Shares               Amount             Stock)               Stage
                                                             ------------        ------------       ------------       ------------
Balance at beginning of development                            74,955,530        $    749,555       $ 12,360,560       $(13,159,047)

Net Loss December 31, 1990-1994                                                                                             (19,573)

Net Loss December 31, 1995                                                                                                   (4,893)

Net Loss December 31, 1996                                                                                                   (4,893)
                                                             ------------        ------------       ------------       ------------
Balance December 31, 1996                                      74,955,530             749,555         12,360,560        (13,188,406)

Net (Loss) for the nine months ended
     September 30, 1998                                                                                                      (3,670)
                                                             ------------        ------------       ------------       ------------
Balance September 30, 1997                                     74,955,530             749,555         12,360,560        (13,192,076)


                   The accompanying notes are an integral part
                         of these financial statements.

                                    page F-3

                               IMPACT ENERGY, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
              for the fiscal years ended December 31, 1995 and 1996
                   and for the period ended September 30, 1997



                                                            For the
                                                          Nine Months
                                                              Ended                   December 31,
                                                          September 30,   -----------------------------------       Cumulative
                                                              1997               1996              1995               Amounts
                                                       -----------------  ----------------  -----------------   -----------------
     CASH FLOWS FROM OPERATING ACTIVITIES

        Net Income (Loss)                              $         (3,670)   $       (4,893)  $         (4,893)   $        (33,029)
        Add item not requiring the use of cash                    3,670             4,893              4,893              33,029
                                                       -----------------  ----------------  -----------------   -----------------

     Net use of cash from operating activities                        0                 0                  0                   0
                                                       -----------------  ----------------  -----------------   -----------------

     CASH FLOWS FROM INVESTING ACTIVITIES
        Organization costs

     NET INCREASE IN CASH

     CASH AT BEGINNING OF PERIOD                                      0               -0-                -0-                 -0-
                                                       -----------------  ----------------  -----------------   -----------------

     CASH AT END OF PERIOD                              $             0     $           0    $           -0-     $             0
                                                       =================  ================  =================   =================


                   The accompanying notes are an integral part
                         of these financial statements.

                                    page F-4

                               Impact Energy, Inc.
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
                 September 30, 1997, December 31, 1996 and 1995

NOTE I - Summary of Significant Accounting Policies

     a.   Organization

          Impact Energy, Inc., ("the Company) is a Colorado corporation organized on April 1, 1980. Impact was originally formed to engage in exploration for, and development, production and sale of, oil and gas. During March, 1988 Impact contributed all its producing oil and gas properties to Southwest Sites Inc. and distributed the Ownership of Southwest to Impact's shareholders. After the disposition of the oil and gas properties, Impact began pursuing investment opportunities in the financial services industry.

          Impact made public announcements during 1988 stating its intent to pursue the acquisition of failed Banks and Savings and Loans in the state of Texas. No acquisitions were made in 1988 although Impact did provide the financing for the recapitalization of one Texas bank and provided the capital to refinance the control group of another.

          The Company went inactive in 1989 and has been dormant ever since.

     b.   Accounting Method

          The Company recognizes income and expenses on the accrual basis of accounting.

     c.   Earnings (Loss) Per Share

          The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     d.   Cash and Cash Equivalents

          The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                               Impact Energy, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 September 30, 1997, December 31, 1996 and 1995

NOTE I - Summary of Significant Accounting Policies (Continued)


     c.   Provision for Income Taxes

          No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,700,000 that will be offset against future taxable income. These NOL carryforwards have already begun to expire. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

          Deferred tax assets and the valuation account is as follows at March 31, 1997 and December 31, 1997 and 1996.

                                September 30,      December 31,
                                   1997         1996          1995
                                 ---------    ---------    ---------
           Deferred tax asset:
             NOL carrryforward   $ 578,000    $ 578,000    $ 578,000
           Valuation allowance    (578,000)    (578,000)    (578,000)
                                 ---------    ---------    ---------
           Total                    -0-          -0-          -0-
                                 =========    =========    =========

     f.   Use of estimates

          The  preparation  of  financial   statements  is  in  conformity  with
     generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements. liabilities involve extensive reliance on management's estimates. Actual results could differ from those estimates.

                               Impact Energy, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 September 30, 1997, December 31, 1996 and 1995

NOTE 2 - Going Concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no assets and no operating activity and is dependent upon financing to continue operations, The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with providing necessary operating capital.

NOTE 3 - Development Stage Company

          The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues. Management has elected to use January 1, 1990 as the date the Company began the development stage.

NOTE 4 - Liens and Judgments

          The Company has two tax liens and one outstanding judgment. Taxes are owed to the IRS and the State of Texas in the amount of $9,812. An outstanding judgment of $39,120 is also outstanding on the records of the County Clerk of Dallas County, Texas. These liabilities are reflected on the records as accounts payable and accrued on these obligations have also been recorded through September 30, 1997.