Form 10KSB
period 1997-12-31
IMPACT ENERGY INC
filed 1998-11-12
CIK 319620

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Securities registered pursuant to Section 12(g) of the Act:  None:

Yes[ ] No[x] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

Not[X] (Indicate by check mark whether if disclosure of delinquent filers (ss.229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of December 31, 1997, the aggregate number of shares held by non-affiliates was approximately 33,931,739 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of December 31, 1997, the number of shares outstanding of the Registrant's Common Stock was 74,955,530.

                                                Exhibit Index is found on page 7


                                  Form 10-KSB
                           Exhibit Index is on page 7
Impact Energy, Inc.             December 31, 1997              Sequential Page 1

--------------------------------------------------------------------------------

                                     PART I

--------------------------------------------------------------------------------


                                Item 1. Business.

(a)  Organization of the Issuer.

     Impact Energy, Inc. is a Colorado corporation organized April 1, 1980, originally formed to engage in exploration for, development and sale of, oil and gas. On or about September 6, 1980, the Company made its initial private placement of 14,075,000 of its no par common stock for cash, services and property. In February 1981, the Company completed its initial public offering of 13,750,000 shares of common stock, of no par value. During 1987, the Company issued 6,466,996 for Southwest Sites, Inc. In 1988, the Company repurchased 3,486,800 shares, and, during May, 1988, the Company completed a private placement of 44,176,804 restricted unregistered common stock, for a total issued and outstanding of 75,000,000 shares. It was determined that 44,470 previously issued but undelivered shares had not been paid for, and were returned for cancellation, with the resulting total issued and outstanding 74,955,530 shares of common stock, issued and outstanding, as of the date of this report.

(b)  The Business of Registrant.

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

(c)  Employees and Facilities.

     The Company has no employees or facilities, and enjoys the non-exclusive office services of its President and Majority Shareholder.

                               Item 2. Facilities.

     The Company has no employees or facilities, and enjoys the non-exclusive office services of its Officers and Principal Shareholders.


                                  Form 10-KSB
                           Exhibit Index is on page 7
Impact Energy, Inc.             December 31, 1997              Sequential Page 2

                           Item 3. Legal Proceedings.

     There are no legal or other proceedings pending against the Company, as of the preparation of this Report, and no facts are known or suspected which would give rise to any anticipation of any such proceedings in the foreseeable future.

          Item 4. Submission of Matters to a Vote of Security Holders.

     There have been no matters submitted to a vote of shareholders during the annual period covered by this report.

                                     PART II

            Item 5. Market for Common Equity and Stockholder Matters.

(a)  Market Information.

     The Registrant Company has one class of securities, No Par Common Stock ("Common Stock"). As of the date of this Annual Report, the securities of the Issuer are not traded over the counter or on any trading exchange. It is foreseeable that the common stock of this issuer may be traded in the foreseeable future over the counter. If so shareholders and the public would experience a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities so traded are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to "short selling", sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold "short". Such future and foreseeable trading may not occur. There is no assurance of any future trading in or of the securities of this Issuer.

     Of the Company's issued and outstanding 74,955,530 shares of Common Stock as of December 31, 1998, there stands of record 11,728,620 unrestricted free-trading, and 63,226,910 issued as Restricted Securities. Many of these latter shares, so issued, have been held continuously by non-affiliates for more than two years, and are no longer Restricted Securities, as defined by Rule 144(a) promulgated by the Securities and Exchange Commission pursuant to ss.3(b) of the Securities Act of 1933, and might be re-sold in compliance with Rule 144, in brokerage transactions, at such time as there may be trading in the common stock of this Issuer. Rule 144 provides among other things and subject to certain limitations that a person holding "Restricted Securities" for a period of two years, who is not an affiliate of the Issuer, may sell those securities, free of restriction in brokerage transactions. Further, shares issued pursuant to 1933 Act Registration, again subject to exceptions for affiliate ownership, are not "Restricted Securities" and are freely tradeable in brokerage transaction. Affiliates are permitted by Rule 144 to sell affiliate-owned securities (Restricted Securities held for more than one year and Registered Affiliate Control Securities however long held) in limited amounts. Possible or actual sales of the Company's Common Stock under Rule 144 or otherwise might have a depressive effect upon the price of the Company's


                                  Form 10-KSB
                           Exhibit Index is on page 7
Impact Energy, Inc.             December 31, 1997              Sequential Page 3

Common Stock, at such time, if and when the common stock of this Issuer might be tradeable in brokerage transactions.

(b)  Holders.

     Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 1997 was 1,167.

(c)  Dividends.

     No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future. No other dividends have been paid or declared by the Issuer and none are anticipated.

                        Item 6. Selected Financial Data.

     The following information is provided as of the Date of this Report:

================================================================================
   December 31, 1997                     1997             1996             1995
================================================================================
Total Assets                                0                0                0
--------------------------------------------------------------------------------
Revenues                                    0                0                0
--------------------------------------------------------------------------------
Operating Expenses                      4,893            4,893            4,893
--------------------------------------------------------------------------------
Net Earnings or (Loss)                 (4,893)          (4,893)          (4,893)
--------------------------------------------------------------------------------
Per Share Earnings
  or (Loss)                                (-)              (-)              (-)
--------------------------------------------------------------------------------
Average Common Shares
  Outstanding                      74,955,530       74,955,530       74,955,530
================================================================================

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a)  Results of Operations.

     The Issuer (and its wholly-owned subsidiary) has no current business, and has had no operations in the last fiscal year.

(b)  Liquidity and Capital Resources.

     The Issuer (and its wholly-owned subsidiary) has no capital resource and no liquidity. (Reference is made to Auditors Report of July 31, 1998, December 31, 1997, and 1996, filed herewith.


                                  Form 10-KSB
                           Exhibit Index is on page 7
Impact Energy, Inc.             December 31, 1997              Sequential Page 4

(c) Plan of Operation. The Company is seeking a business opportunity, in the nature of a business combination, joint venture, or structured acquisition, which, if effective, would create profitability for the Company and its shareholders.

              Item 8. Financial Statements and Supplementary Data.

     Auditors Report of July 31, 1998 is filed herewith. Those financial statements, attached thereto are incorporated herein by this reference as though fully set forth herein. By virtue of the late filing of this Report, the Auditors Report includes information through July 31, 1998.

                     Item 9. Change of Registrant's Auditor.

     The last previous Audit, conducted for the Registrant, was dated May 11, 1989, for the years ended December 31, 1988, 1987 and 1986. Todd D. Chisholm, CPA, and the firm of Crouch, Bierwolf & Chisholm, has been retained to provide, and has provided the current Auditor's report. There has been no disagreement or dispute of any kind or sort with any auditor as to any matter.

                                    PART III

                   Item 10. Directors and Executive Officers.

     The Directors and Executive Officers of the Company are set forth below. All Officers and Directors shall serve until the next meeting of shareholders or until their successors be elected or appointed.

               JACK WELLS                   President/Director

               JOE KANE                     Secretary/Director

                        Item 11. Executive Compensation.

     Officers, Directors and Management of this Issuer presently serve without compensation.

    Item 12. Security Ownership of Certain Beneficial Owners and Management.

                                  COMMON STOCK

     To the best of Registrant's knowledge and belief the following disclosure presents, as of the date of this report, December 31, 1997, the total beneficial security ownership of all Directors and Nominees,


                                  Form 10-KSB
                           Exhibit Index is on page 7
Impact Energy, Inc.             December 31, 1997              Sequential Page 5
naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant, and the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent. Registrant has only one class of stock, namely Common Voting Equity Shares.

           SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS AND 5% OWNERS

==========================================================================================================
                 Name and Address of Beneficial Owner                Amount and Nature            Percent
                                                                       of Ownership              of Class

----------------------------------------------------------------------------------------------------------
Jack Wells                                president/director                   -0-                  0.00
PO Box 980459
Houston Texas 77098-0459
----------------------------------------------------------------------------------------------------------
Joe Kane                                  secretary/director                   -0-                  0.00
PO Box 980459
Houston Texas 77098-0459
==========================================================================================================
All Officers and Directors as a Group                                            0                  0.00
==========================================================================================================
T.M. Skillern  (1)                                                      14,400,000                 19.21
PO Box 980459
Houston Texas
----------------------------------------------------------------------------------------------------------
R. Ray Rankin (1)                                                       16,046,996                 21.41
5700 Bentree
Coreyville TX 76034
----------------------------------------------------------------------------------------------------------
James S. Clifton (1)                                                    10,576,804                 14.11
5335 Desota-D
Houston TX 77091
==========================================================================================================
Total Shares Issued and Outstanding                                     74,955,530                100.00
==========================================================================================================

(1) For purposes of this Report the share ownership of family members with the same surnames have been attributed to the named shareholder, without regard to same or separate addresses, and without any investigation of actual relationship or current affiliation.

            Item 13. Certain Relationships and Related Transactions.

                                      None.


                                  Form 10-KSB
                           Exhibit Index is on page 7
Impact Energy, Inc.             December 31, 1997              Sequential Page 6

                                     PART IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial  Statements.  Reference  is made to  Auditors  Report  of July 31,
                            1998 and December 31, 1997, and 1996, filed with herewith. Those financial statements, attached as Exhibit "F" thereto are incorporated herein by this reference as though fully set forth herein.

(b) Form 8-K Reports.       No Reports  on Form 8-K were  filed  during the last
                            quarter covered by this Annual Report.

(c) Exhibits.               Please see Exhibit Index, following.

                                  Exhibit Index

                       Financial Statements and Documents
                    Furnished as a part of this Annual Report

Exhibit F.                  Audited  Financial   Statements  -  July  31,  1998,
                            December 31, 1997 and 1996.


                                   Form 10-KSB
                           Exhibit Index is on page 7
Impact Energy, Inc.             December 31, 1997              Sequential Page 7

                                 ---------------

                 Supplementary Information to be Furnished With
              Reports Filed Pursuant to Section 15(d) of the Act by
                Registrants which Have Not Registered Securities
                       Pursuant to Section 12 of the Act.

       No annual report or proxy material has been sent to security holders.

                                 ---------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Dated: January 16, 1998

                               Impact Energy, Inc.
                             A COLORADO CORPORATION

                                       by

/s/ Jack Wells                                                      /s/ Joe Kane
-----------------------                                  -----------------------
Jack Wells                                                              Joe Kane
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER


                                  Form 10-KSB
                           Exhibit Index is on page 7
Impact Energy, Inc.             December 31, 1997              Sequential Page 8

--------------------------------------------------------------------------------


                                    Exhibit F

        Audited Financial Statements - December 31, 1998, 1997 and 1996.


--------------------------------------------------------------------------------

                               Impact Energy, Inc.
                          (a Development Stage Company)
                        Consolidated Financial Statements
                    July 31, 1998, December 31, 1997 and 1996

                                 C O N T E N T S

Accountants' Report .......................................................    3

Consolidated Balance Sheets ...............................................    4

Consolidated Statements of Operations .....................................    5

Consolidated Statements of Stockholders' Equity ...........................    6

Consolidated Statements of Cash Flows .....................................    7

Notes to the Consolidated  Financial Statements ...........................    8

                    [CROUCH, BIERWOLF & CHISHOLM LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Impact Energy, Inc.

We have audited the accompanying consolidated balance sheets of Impact Energy, Inc. (a Development Stage Company) as of July 31, 1998, December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the seven months ended July 31, 1998 and the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impact Energy, Inc. (a Development Stage Company) as of July 31, 1998, December 31, 1997 and 1996 and the results of its operations and cash flows for the seven months ended July 31, 1998 and the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no assets and no operations and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ CROUCH, BIERWOLF & CHISHOLM


Salt Lake City, Utah
August 26, 1998

--------------------------------------------------------------------------------
            MEMBER AMERICAN INSTITUTE OF CPAS, SEC PRACTICE SECTION,
                          AND UTAH ASSOCIATION OF CPAS

                               Impact Energy, Inc.
                          (a Development Stage Company)

                           Consolidated Balance Sheets

                                     Assets

                                                       July 31,             December 31,
                                                    ------------    ----------------------------
                                                        1998            1997            1996
                                                    ------------    ------------    ------------
Current assets
   Cash                                             $       --      $       --      $       --
                                                    ------------    ------------    ------------
Total Current Assets                                        --              --              --
                                                    ------------    ------------    ------------
      Total Assets                                  $       --      $       --      $       --
                                                    ============    ============    ============

                      Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                       48,932          48,932          48,932
   Accrued interest                                       37,106          34,252          29,359
                                                    ------------    ------------    ------------
       Total Current Liabilities                          86,038          83,184          78,291
                                                    ------------    ------------    ------------
Stockholders' Equity
   Common Stock, authorized
     75,000,000 shares of no par value,
     issued and outstanding 74,955,530
     shares respectively                                    --           749,555         749,555
   Additional Paid in Capital/(Discount on stock)        (48,932)     12,360,560      12,360,560
   Deficit Accumulated During the
     Development Stage                                   (37,106)    (13,193,299)    (13,188,406)
                                                    ------------    ------------    ------------
       Total Stockholders' Equity                        (86,038)        (83,184)        (78,291)
                                                    ------------    ------------    ------------
Total Liabilities and Stockholders' Equity          $       --      $       --      $       --
                                                    ============    ============    ============


    The accompanying notes are an integral part of these financial statements

                               Impact Energy, Inc.
                          (a Development Stage Company)

                      Consolidated Statements of Operations

                                         For the                                                        Deficit
                                      Seven Months                                                    Accumulated
                                          Ended              For the years ended December 31,          during the
                                         July 31,      --------------------------------------------    development
                                          1998            1997            1996            1995           Stage
                                      ------------    ------------    ------------    ------------    ------------
Revenues:                             $       --      $       --      $       --      $       --      $       --

Expenses:

   Interest Expense                          2,854           4,893           4,893           4,893          37,106
                                      ------------    ------------    ------------    ------------    ------------

          Total Expenses                     2,854           4,893           4,893           4,893          37,106
                                      ------------    ------------    ------------    ------------    ------------

Net (Loss)                            $     (2,854)   $     (4,893)   $     (4,893)   $     (4,893)   $    (37,106)
                                      ============    ============    ============    ============    ============

Net Loss Per Share                    $      (--)     $      (--)     $      (--)     $      (--)     $      (--)
                                      ============    ============    ============    ============    ============

Weighted average shares outstanding     74,955,530      74,955,530      74,955,530      74,955,530      74,955,530
                                      ============    ============    ============    ============    ============


    The accompanying notes are an integral part of these financial statements

                               Impact Energy, Inc.
                          (a Development Stage Company)

                 Consolidated Statement of Stockholders' Equity

                                                                      Additional        Deficit
                                                                        Paid-in       Accumulated
                                                                        Capital        During the
                                             Common Stock            (Discount on     Development
                                         Shares         Amount          Stock)           Stage
                                      ------------   ------------    ------------    ------------
Balance at beginning of development
 stage - January 1, 1990                74,955,530   $    749,555    $ 12,360,560    $(13,159,047)

Net loss December 31, 1990-1994               --             --              --           (19,573)

Net loss December 31, 1995                    --             --              --            (4,893)

Net loss December 31, 1996                    --             --              --            (4,893)
                                      ------------   ------------    ------------    ------------
Balance, December 31, 1996              74,955,530        749,555      12,360,560     (13,188,406)

Net loss December 31, 1997                    --             --              --            (4,893)
                                      ------------   ------------    ------------    ------------
Balance, December 31, 1997              74,955,530        749,555      12,360,560     (13,193,299)

Reorganization - April 28, 1998               --         (749,555)    (12,311,628)     13,159,047

Net loss for the seven months ended
 July 31, 1998                                --             --              --            (2,854)
                                      ------------   ------------    ------------    ------------
Balance, July 31, 1998                  74,955,530   $       --      $    (48,932)   $    (37,106)
                                      ============   ============    ============    ============


    The accompanying notes are an integral part of these financial statements

                               Impact Energy, Inc.
                          (a Development Stage Company)

                      Consolidated Statement of Cash Flows

                                                                                             January 1,
                                       For the                                             1990 (inception
                                        Seven                                                  of the
                                        Months                                               development
                                        Ended          For the years ended December 31,       stage) to
                                       July 31,      ------------------------------------      July 31,
                                         1998          1997          1996          1995          1998
                                       --------      --------      --------      --------      --------
Cash Flows form Operating
 Activities
     Net loss                          $ (2,854)     $ (4,893)     $ (4,893)     $ (4,893)     $(37,106)
     Adjustments to reconcile
       net loss to net cash
       provided by operations
       Accrued expenses                   2,854         4,893         4,893         4,893        37,106
                                       --------      --------      --------      --------      --------
Net Cash Flows used in
 Operating Activities                      --            --            --            --            --
                                       --------      --------      --------      --------      --------
Cash Flows from Investment
 Activities:                               --            --            --            --            --

Cash Flows from Financing
 Activities:                               --            --            --            --            --

Net increase (decrease) in cash            --            --            --            --            --
Cash, beginning of year                    --            --            --            --            --
                                       --------      --------      --------      --------      --------
Cash, end of year                      $   --        $   --        $   --        $   --        $   --
                                       ========      ========      ========      ========      ========

Supplemental Cash Flow Information
   Cash Paid for:
     Interest                          $   --        $   --        $   --        $   --        $   --
     Taxes                             $   --        $   --        $   --        $   --        $   --


    The accompanying notes are an integral part of these financial statements

                               Impact Energy, Inc.
                          (a Development Stage Company)

                 Notes to The Consolidated Financial Statements
                    July 31, 1998, December 31, 1997 and 1996


NOTE 1 - Summary of Significant Accounting Policies

     a.   Organization

          Impact Energy, Inc., ("the Company") is a Colorado corporation organized on April 1, 1980. Impact was originally formed to engage in exploration for, and development, production and sale of, oil and gas. During March, 1988 Impact contributed all its producing oil and gas properties to Southwest Sites Inc. and distributed the Ownership of Southwest to Impact's shareholders. After the disposition of the oil and gas properties, Impact began pursuing investment opportunities in the financial services industry.

          Impact made public announcements during 1988 stating its intent to pursue the acquisition of failed Banks and Savings and Loans in the state of Texas. No acquisitions were made in 1988 although Impact did provide the financing for the recapitalization of one Texas bank and provide the capital to refinance the control group of another.

          The Company went inactive in 1989 and has been dormant ever since.

          On April 23, 1998, the Company merged with Impact Energy, Inc. a Texas corporation organized on April 22, 1998. The Texas corporation has 75,000,000 no par value shares authorized, and a share for share exchange took place. A reorganization adjustment was made on the books and records and the retained deficit was eliminated.

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

                               Impact Energy, Inc.
                          (a Development Stage Company)

                 Notes to the Consolidated Financial Statements
                    July 31, 1998, December 31, 1997 and 1996


NOTE 1 - Summary of Significant Accounting Policies (Continued)

     e.   Provision for Income Taxes

          No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,700,000 that will be offset against future taxable income. These NOL carryforwards have already begun to expire. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

          Deferred tax assets and the valuation account is as follows at July 31, 1998 and December 31, 1997 and 1996.

                                    July 31,                      December 31,
                                      1998            1997            1996
                                   ---------       ---------       ---------
     Deferred tax asset:
        NOL carrryforward          $ 578,000       $ 578,000       $ 578,000
     Valuation allowance            (578,000)       (578,000)       (578,000)
                                   ---------       ---------       ---------
     Total                         $    --         $    --         $    --
                                   =========       =========       =========

     f.   Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, liabilities involve extensive reliance on management's estimates. Actual results could differ from those estimates.

     g.   Principles of Consolidation

          The Consolidated Financial Statements include the accounts of Impact Energy, Inc. a Colorado corporation and its wholly owned subsidiary Impact Energy, Inc. a Texas corporation. All intercompany accounts and transactions have been eliminated in the consolidation.

NOTE 2 - Going Concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no assets and no operating activity and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with providing necessary operating capital.

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

                               Impact Energy, Inc.
                          (a Development Stage Company)

                 Notes to the Consolidated Financial Statements
                    July 31, 1998, December 31, 1997 and 1996


NOTE 4 - Liens and Judgements

          The Company has two tax liens and one outstanding judgement. Taxes are owed to the IRS and the State of Texas in the amount of $9,812. An outstanding judgement of $39,120 is also outstanding on the records of the County Clerk of Dallas County, Texas. These liabilities are reflected on the records as accounts payable and estimated accrued interest on these obligations have also been recorded through July 31, 1998.