Form 10QSB
period 1998-03-31
IMPACT ENERGY INC
filed 1998-11-12
CIK 319620

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1998

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

As of March 31, 1998, the number of shares outstanding of the Registrant's Common Stock was 74,955,530.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended March 31, 1998, as Exhibit QF #3.

                 Item 2. Management's Discussion and Analysis of
                   Financial Condition and Plan of Operations

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

                    Item 6. Exhibits and Reports on Form 8-K

Exhibit QF #3       Financial Statements (Un-Audited) March 31, 1998

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Qsb Report for the Quarter ended March 31, 1998, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


March 31, 1998


                               Impact Energy, Inc.
                             A COLORADO CORPORATION


                                       by

/s/ Jack Wells                                        /s/ Joe Kane
-------------------------                            ---------------------------
Jack Wells                                                              Joe Kane
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER

                                  Exhibit QF #3

                         UN-AUDITED FINANCIAL STATEMENTS

                           for the Three Months Ended

                                 March 31, 1998

                               IMPACT ENERGY, INC.
                           BALANCE SHEETS (UNAUDITED)
              for the fiscal years ended December 31, 1996 and 1997
                     and for the period ended March 31, 1998


                                                                                                               December 31,
                                                                                 March 31,         --------------------------------
                                                                                   1998                1997                1996
                                                                               ------------        ------------        ------------
                                                               ASSETS

CURRENT ASSETS

     Cash                                                                      $        -0-        $        -0-        $        -0-
                                                                               ------------        ------------        ------------

           Total Current Assets

TOTAL ASSETS                                                                   $        -0-        $        -0-        $        -0-
                                                                               ============        ============        ============


                                                 LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                                          $     48,932        $     48,932        $     48,932
     Accrued interest                                                                35,475              34,252              29,359
                                                                               ------------        ------------        ------------
           Total Current Liabilities                                                 84,407              83,184              78,291
                                                                               ------------        ------------        ------------


STOCKHOLDERS' EQUITY

     Common Stock, $0.01 par value; authorized 75,000,000
        shares; issued and outstanding, 74,955,530 shares,                          749,555             749,555             749,555

     Additional paid-in Capital                                                  12,360,560          12,360,560          12,360,560

     Accumulated Surplus (Deficit)                                              (13,194,522)        (13,193,299)        (13,188,406)
                                                                               ------------        ------------        ------------

Total Stockholders' Equity                                                          (84,407)            (83,184)            (78,291)
                                                                               ------------        ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $          0        $          0        $          0
                                                                               ============        ============        ============


                   The accompanying notes are an integral part
                         of these financial statements.


                                    page F-1

                               IMPACT ENERGY, INC.

             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
              for the fiscal years ended December 31, 1996 and 1997
                     and for the period ended March 31, 1998


                                                             For the
                                                           Three Months
                                                              Ended                       December 31,
                                                             March 31,         --------------------------------         Cumulative
                                                               1998                1997                1996               Amounts
                                                           ------------        ------------        ------------        ------------
REVENUES                                                   $        -0-        $        -0-        $        -0-        $        -0-
                                                           ------------        ------------        ------------        ------------

EXPENSES
     Interest Expense                                             1,223               4,893               4,893              35,486
                                                           ------------        ------------        ------------        ------------

        Total Operating Expense                                   1,223               4,893               4,893              35,486
                                                           ------------        ------------        ------------        ------------

NET INCOME (LOSS)                                          $      1,223        $      4,893        $      4,893        $     35,486
                                                           ============        ============        ============        ============

NET (LOSS) PER SHARE                                       $   (0.00002)       $   (0.00007)       $   (0.00007)       $   (0.00047)
                                                           ============        ============        ============        ============

Weighted average shares outstanding                          74,955,530          74,955,530          74,955,530          74,955,530
                                                           ============        ============        ============        ============


                   The accompanying notes are an integral part
                         of these financial statements.


                                    page F-2

                               IMPACT ENERGY, INC.
                                  STATEMENTS OF
                   STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
   for the period from inception of the Development Stage on January 1, 1990, for the fiscal years ended December 31, 1996 and 1997
                     and for the period ended March 31, 1998


                                                                                                     Additional           Deficit
                                                                                                      Paid-in           Accumulated
                                                                                                      Capital           During the
                                                                       Common Stock                 (Discount on        Development
                                                                Shares              Amount             Stock)              Stage
                                                             ------------        ------------       ------------       ------------
Balance at beginning of development                            74,955,530        $    749,555       $ 12,360,560       $(13,159,047)

Net Loss December 31, 1990-1994                                                                                             (19,573)

Net Loss December 31, 1995                                                                                                   (4,893)

Net Loss December 31, 1996                                                                                                   (4,893)
                                                             ------------        ------------       ------------       ------------

Balance December 31, 1996                                      74,955,530             749,555         12,360,560        (13,188,406)

Net Loss December 31, 1997                                                                                                   (4,893)
                                                             ------------        ------------       ------------       ------------

Balance December 31, 1997                                      74,955,530             749,555         12,360,560        (13,193,299)

Net (Loss) for the three months ended
  March 31, 1998                                                                                                             (1,223)
                                                             ------------        ------------       ------------       ------------

Balance at March 31, 1998                                      74,955,530             749,555         12,360,560        (13,194,522)


                   The accompanying notes are an integral part
                         of these financial statements.


                                    page F-3

                               IMPACT ENERGY, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
              for the fiscal years ended December 31, 1996 and 1997
                     and for the period ended March 31, 1998


                                                                      For the
                                                                   Three Months
                                                                       Ended                   December 31,
                                                                     March 31,         --------------------------       Cumulative
                                                                       1998              1997              1996           Amounts
                                                                     --------          --------          --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (Loss)                                                 $ (1,223)         $ (4,893)         $ (4,893)       $(35,486)
   Add item not requiring the use of cash                               1,223             4,893             4,893          35,486
                                                                     --------          --------          --------        --------

Net use of cash from operating activities                                   0                 0                 0               0
                                                                     --------          --------          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Organization costs

NET INCREASE IN CASH

CASH AT BEGINNING OF PERIOD                                                 0               -0-               -0-             -0-
                                                                     --------          --------          --------        --------

CASH AT END OF PERIOD                                                $      0          $      0          $    -0-        $      0
                                                                     ========          ========          ========        ========


                 The accompanying notes are an integral part of
                           these financial statements.


                                    page F-4

                               Impact Energy, Inc.
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
                   March 31, 1998, December 31, 1997 and 1996

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

                               Impact Energy, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                   March 31, 1998, December 31, 1997 and 1996

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

                                 March 31,         December 31,
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

                               Impact Energy, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                   March 31, 1998, December 31, 1997 and 1996

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

NOTE 4 - Liens and Judgments

          The Company has two tax liens and one outstanding judgment. Taxes are owed to the IRS and the State of Texas in the amount of $9,812. An outstanding judgment of $39,120 is also outstanding on the records of the County Clerk of Dallas County, Texas. These liabilities are reflected on the records as accounts payable and accrued on these obligations have also been recorded through March 31, 1998.