Form 10QSB
period 1998-06-30
IMPACT ENERGY INC
filed 1998-11-12
CIK 319620

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 1998

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

As of June 30, 1998, the number of shares outstanding of the Registrant's Common Stock was 74,955,530.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended June 30, 1998, as Exhibit QF #3.

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

                    Item 6. Exhibits and Reports on Form 8-K

          Exhibit QF #3  Financial Statements (Un-Audited) June 30, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Qsb Report for the Quarter ended June 30, 1998, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


June 30, 1998


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

/s/ Jack Wells                                        /s/ Joe Kane
-------------------------                            ---------------------------
Jack Wells                                                              Joe Kane
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER

                                  Exhibit QF #3

                         UN-AUDITED FINANCIAL STATEMENTS

                           for the Three Months Ended

                                  June 30, 1998

                               IMPACT ENERGY, INC.
                           BALANCE SHEETS (UNAUDITED)
              for the fiscal years ended December 31, 1996 and 1997
                     and for the period ended June 30, 1998


                                                                                                             December 31,
                                                                                 June 30,          --------------------------------
                                                                                   1998                1997                1996
                                                                               ------------        ------------        ------------
                                                               ASSETS

CURRENT ASSETS

     Cash                                                                      $        -0-        $        -0-        $        -0-
                                                                               ------------        ------------        ------------

           Total Current Assets

TOTAL ASSETS                                                                   $        -0-        $        -0-        $        -0-
                                                                               ============        ============        ============


                                                 LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                                          $     48,932        $     48,932        $     48,932
     Accrued interest                                                                36,699              34,252              29,359
                                                                               ------------        ------------        ------------
           Total Current Liabilities                                                 85,631              83,184              78,291
                                                                               ------------        ------------        ------------


STOCKHOLDERS' EQUITY

     Common Stock, $0.01 par value; authorized 75,000,000
        shares; issued and outstanding, 74,955,530 shares,                                0             749,555             749,555

     Additional paid-in Capital                                                     (48,932)         12,360,560          12,360,560

     Accumulated Surplus (Deficit)                                                  (36,699)        (13,193,299)        (13,188,406)
                                                                               ------------        ------------        ------------

Total Stockholders' Equity                                                          (85,631)            (83,184)            (78,291)
                                                                               ------------        ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $          0        $          0        $          0
                                                                               ============        ============        ============


                  The accompanying notes are an integral part
                         of these financial statements.


                                    page F-1

                              IMPACT ENERGY, INC.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
              for the fiscal years ended December 31, 1996 and 1997
                     and for the period ended June 30, 1998


                                                             For the
                                                            Six Months
                                                              Ended                       December 31,
                                                             June 30,          --------------------------------         Cumulative
                                                               1998                1997                1996               Amounts
                                                           ------------        ------------        ------------        ------------
REVENUES                                                   $        -0-        $        -0-        $        -0-        $        -0-
                                                           ------------        ------------        ------------        ------------

EXPENSES
     Interest Expense                                             2,447               4,893               4,893              36,710
                                                           ------------        ------------        ------------        ------------

        Total Operating Expense                                   2,447               4,893               4,893              36,710
                                                           ------------        ------------        ------------        ------------

NET INCOME (LOSS)                                          $      2,447        $      4,893        $      4,893        $     36,710
                                                           ============        ============        ============        ============

NET (LOSS) PER SHARE                                       $   (0.00003)       $   (0.00007)       $   (0.00007)       $   (0.00049)
                                                           ============        ============        ============        ============

Weighted average shares outstanding                          74,955,530          74,955,530          74,955,530          74,955,530
                                                           ============        ============        ============        ============


                  The accompanying notes are an integral part
                         of these financial statements.


                                    page F-2

                               IMPACT ENERGY, INC.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) for the period from inception of the Development Stage on January 1, 1990, for the fiscal years ended December 31, 1996 and 1997
                     and for the period ended June 30, 1998


                                                                                                    Additional           Deficit
                                                                                                     Paid-in           Accumulated
                                                                                                     Capital           During the
                                                                     Common Stock                  (Discount on        Development
                                                              Shares              Amount              Stock)              Stage
                                                           ------------        ------------        ------------        ------------
Balance at beginning of development                          74,955,530        $    749,555        $ 12,360,560        $(13,159,047)

Net Loss December 31, 1990-1994                                                                                             (19,573)

Net Loss December 31, 1995                                                                                                   (4,893)

Net Loss December 31, 1996                                                                                                   (4,893)
                                                           ------------        ------------        ------------        ------------

Balance December 31, 1996                                    74,955,530             749,555          12,360,560         (13,188,406)

Net Loss December 31, 1997                                                                                                   (4,893)
                                                           ------------        ------------        ------------        ------------

Balance December 31, 1997                                    74,955,530             749,555          12,360,560         (13,193,299)

Reorganization - April 28, 1998                                      --            (749,555)        (12,311,628)         13,159,047

Net (Loss) for the six months ended
  June 30, 1998                                                                                                              (2,447)
                                                           ------------        ------------        ------------        ------------

Balance at June 30, 1998                                     74,955,530                   0             (48,932)            (36,699)


                  The accompanying notes are an integral part
                         of these financial statements.


                                    page F-3

                               IMPACT ENERGY, INC.
                      STATEMENTS OF CASH FLOW (UNAUDITED)
             for the fiscal years ended December 31, 1996 and 1997
                     and for the period ended June 30, 1998


                                                                     For the
                                                                    Six Months
                                                                      Ended                    December 31,
                                                                     June 30,          --------------------------        Cumulative
                                                                       1998              1997              1996            Amounts
                                                                     --------          --------          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (Loss)                                                 $ (2,447)         $ (4,893)         $ (4,893)        $(36,710)
   Add item not requiring the use of cash                               2,447             4,893             4,893           36,710
                                                                     --------          --------          --------         --------

Net use of cash from operating activities                                   0                 0                 0                0
                                                                     --------          --------          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Organization costs

NET INCREASE IN CASH

CASH AT BEGINNING OF PERIOD                                                 0               -0-               -0-              -0-
                                                                     --------          --------          --------         --------

CASH AT END OF PERIOD                                                $      0          $      0          $    -0-         $      0
                                                                     ========          ========          ========         ========


                  The accompanying notes are an integral part
                         of these financial statements.


                                    page F-4

                               Impact Energy, Inc.
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
                    June 30, 1998, December 31, 1997 and 1996

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

                               Impact Energy, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    June 30, 1998, December 31, 1997 and 1996

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

          Deferred tax assets and the valuation account is as follows at September 30, 1998 and December 31, 1997 and 1996.

                                    June 30,             December 31,
                                      1998            1997            1996
                                   ---------       ---------       ---------
     Deferred tax asset:
        NOL carrryforward          $ 578,000       $ 578,000       $ 578,000
     Valuation allowance            (578,000)       (578,000)       (578,000)
                                   ---------       ---------       ---------
     Total                         $   -0-         $   -0-         $   -0-
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

     g.   Principles of Consolidation

          The Consolidated Financial Statements include the accounts of Impact Energy, Inc. a Colorado corporation and its wholly owned subsidiary Impact Energy, Inc. a Texas corporation- All intercompany accounts and transactions have been eliminated in the consolidation.

                               Impact Energy, Inc.
                       (a Development Stage Company) Notes
                    to the Consolidated Financial Statements
                 September 30, 1998, December 31, 1997 and 1996

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

NOTE 4 - Liens and Judgments

          The Company has two tax liens and one outstanding judgment. Taxes are owed to the IRS and the State of Texas in the amount of $9,812. An outstanding judgment of $39,120 is also outstanding on the records of the County Clerk of Dallas County, Texas. These liabilities are reflected on the records as accounts payable and accrued on these obligations have also been recorded through June 30, 1998.