Form 10QSB
period 1998-09-30
IMPACT ENERGY INC
filed 1998-11-12
CIK 319620

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1998

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

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 1998, the number of shares outstanding of the Registrant's Common Stock was 74,955,530.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended September 30, 1998, as Exhibit QF #3.

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


                    Item 6. Exhibits and Reports on Form 8-K

       Exhibit QF #3     Financial Statements (Un-Audited) September 30, 1998

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Qsb Report for the Quarter ended September 30, 1998, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


September 30, 1998


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

/s/ Jack Wells                                        /s/ Joe Kane
-------------------------                            ---------------------------
Jack Wells                                                              Joe Kane
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER

                                  Exhibit QF #3

                         UN-AUDITED FINANCIAL STATEMENTS

                           for the Three Months Ended

                               September 30, 1998

                               IMPACT ENERGY, INC.
                           BALANCE SHEETS (UNAUDITED)
              for the fiscal years ended December 31, 1996 and 1997
                   and for the period ended September 30, 1998


                                                                                                             December 31,
                                                                               September 30,       --------------------------------
                                                                                   1998                1997                1996
                                                                               ------------        ------------        ------------
                                                               ASSETS

CURRENT ASSETS

     Cash                                                                      $        -0-        $        -0-        $        -0-
                                                                               ------------        ------------        ------------

           Total Current Assets

TOTAL ASSETS                                                                   $        -0-        $        -0-        $        -0-
                                                                               ============        ============        ============


                                                 LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                                          $     48,932        $     48,932        $     48,932
     Accrued interest                                                                37,922              34,252              29,359
                                                                               ------------        ------------        ------------
           Total Current Liabilities                                                 86,854              83,184              78,291
                                                                               ------------        ------------        ------------


STOCKHOLDERS' EQUITY

     Common Stock, $0.01 par value; authorized 75,000,000
        shares; issued and outstanding, 74,955,530 shares,                                0             749,555             749,555

     Additional paid-in Capital                                                     (48,932)         12,360,560          12,360,560

     Accumulated Surplus (Deficit)                                                  (37,922)        (13,193,299)        (13,188,406)
                                                                               ------------        ------------        ------------

Total Stockholders' Equity                                                          (86,854)            (83,184)            (78,291)
                                                                               ------------        ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $          0        $          0        $          0
                                                                               ============        ============        ============


                   The accompanying notes are an integral part
                         of these financial statements.


                                    page F-1

                               IMPACT ENERGY, INC.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
              for the fiscal years ended December 31, 1996 and 1997
                   and for the period ended September 30, 1998


                                                              For the
                                                            Nine Months
                                                              Ended                       December 31,
                                                           September 30,       --------------------------------         Cumulative
                                                               1998                1997                1996               Amounts
                                                           ------------        ------------        ------------        ------------
REVENUES                                                   $        -0-        $        -0-        $        -0-        $        -0-
                                                           ------------        ------------        ------------        ------------

EXPENSES
     Interest Expense                                             3,670               4,893               4,893              37,933
                                                           ------------        ------------        ------------        ------------

        Total Operating Expense                                   3,670               4,893               4,893              37,933
                                                           ------------        ------------        ------------        ------------

NET INCOME (LOSS)                                          $      3,670        $      4,893        $      4,893        $     37,933
                                                           ============        ============        ============        ============

NET (LOSS) PER SHARE                                       $   (0.00005)       $   (0.00007)       $   (0.00007)       $   (0.00051)
                                                           ============        ============        ============        ============

Weighted average shares outstanding                          74,955,530          74,955,530          74,955,530          74,955,530
                                                           ============        ============        ============        ============


                  The accompanying notes are an integral part
                         of these financial statements.


                                    page F-2

                               IMPACT ENERGY, INC.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) for the period from inception of the Development Stage on January 1, 1990, for the fiscal years ended December 31, 1996 and 1997
                   and for the period ended September 30, 1998


                                                                                                    Additional           Deficit
                                                                                                     Paid-in            Accumulated
                                                                                                     Capital             During the
                                                                     Common Stock                  (Discount on         Development
                                                              Shares              Amount              Stock)               Stage
                                                           ------------        ------------        ------------        ------------
Balance at beginning of development                          74,955,530        $    749,555        $ 12,360,560        $(13,159,047)

Net Loss December 31, 1990-1994                                                                                             (19,573)

Net Loss December 31, 1995                                                                                                   (4,893)

Net Loss December 31, 1996                                                                                                   (4,893)
                                                           ------------        ------------        ------------        ------------

Balance December 31, 1996                                    74,955,530             749,555          12,360,560         (13,188,406)

Net Loss December 31, 1997                                                                                                   (4,893)
                                                           ------------        ------------        ------------        ------------

Balance December 31, 1997                                    74,955,530             749,555          12,360,560         (13,193,299)

Reorganization - April 28, 1998                                      --            (749,555)        (12,311,628)         13,159,047

Net (Loss) for the nine months ended
   September 30, 1998                                                                                                        (3,670)
                                                           ------------        ------------        ------------        ------------

Balance at September 30, 1998                                74,955,530                   0             (48,932)            (37,922)


                  The accompanying notes are an integral part
                         of these financial statements.


                                    page F-3

                               IMPACT ENERGY, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
              for the fiscal years ended December 31, 1996 and 1997
                   and for the period ended September 30, 1998


                                                                     For the
                                                                   Nine Months
                                                                      Ended                    December 31,
                                                                   September 30,       --------------------------        Cumulative
                                                                       1998              1997              1996            Amounts
                                                                     --------          --------          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (Loss)                                                 $ (3,670)         $ (4,893)         $ (4,893)        $(37,933)
   Add item not requiring the use of cash                               3,670             4,893             4,893           36,710
                                                                     --------          --------          --------         --------

Net use of cash from operating activities                                   0                 0                 0           (1,223)
                                                                     --------          --------          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Organization costs

NET INCREASE IN CASH

CASH AT BEGINNING OF PERIOD                                                 0               -0-               -0-              -0-
                                                                     --------          --------          --------         --------

CASH AT END OF PERIOD                                                $      0          $      0          $    -0-         $      0
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

NOTE 4 - Liens and Judgments

          The Company has two tax liens and one outstanding judgment. Taxes are owed to the IRS and the State of Texas in the amount of $9,812. An outstanding judgment of $39,120 is also outstanding on the records of the County Clerk of Dallas County, Texas. These liabilities are reflected on the records as accounts payable and accrued on these obligations have also been recorded through September 30, 1998.