Form 10QSB
period 1999-03-31
COLONIAL INDUSTRIES INC
filed 1999-04-27
CIK 319620

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                                 SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1999

                                       AND

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                                 SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number: 0-9562



                            Colonial Industries, Inc.

                          formerly Impact Energy, Inc.


             (Exact name of Registrant as specified in its charter)



            Texas                                        84-0818655
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

2284 West Holcombe, Houston Texas                                       77030
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (713) 526-8223


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

As of March 31, 1999, the number of shares outstanding of the Registrant's Common Stock was 6,802,434.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

      Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended March 31, 1999, as Exhibit QF 99 #3.

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

                           PART II: OTHER INFORMATION

                            Item 5. Other Information

      Colonial Industries, Inc., formerly Impact Energy, Inc., is a Texas corporation, originally a Colorado corporation organized April 1, 1980, formed to engage in exploration for, development and sale of, oil and gas. During March of 1988, Impact contributed all its producing oil and gas properties to
Southwest Sites, Inc., and distributed the ownership of Southwest to the shareholders of Impact. After the disposition, Impact began pursuing investment opportunities in the financial services industry. Impact made public announcements during 1988 of its intention to pursue the acquisition of failed Banks and Savings and Loans, in the State of Texas. No acquisitions were made in 1988, although Impact did provide funding with respect to two Texas Banks. The Company became inactive in 1989 and has remained so to date.


                    Item 6. Exhibits and Reports on Form 8-K

         Exhibit QF #3 Financial Statements (Un-Audited) March 31, 1999

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Qsb Report for the Quarter ended March 31, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


March 31, 1999


                            Colonial Industries, Inc.

                          formerly Impact Energy, Inc.



                                       by



/s/ Jack Wells                                    /s/ Joe Kane
------------------------------                    ------------------------------
Jack Wells                                        Joe Kane
PRESIDENT/DIRECTOR                                SECRETARY/TREASURER

                                Exhibit QF 99 #1

                         UN-AUDITED FINANCIAL STATEMENTS

                           for the Three Months Ended

                                 March 31, 1999

                            COLONIAL INDUSTRIES, INC.
                           BALANCE SHEETS (UNAUDITED)
              for the fiscal years ended December 31, 1997 and 1998
                    and the three months ended March 31, 1999

                                                                               December 31,
                                                        March 31,     ----------------------------
                                                          1999            1998            1997
                                                      ------------    ------------    ------------
                                     ASSETS
CURRENT ASSETS

       Cash                                           $         57    $         57             -0-

TOTAL CURRENT ASSETS                                            57              57             -0-
                                                      ------------    ------------    ------------

TOTAL ASSETS                                          $         57    $         57             -0-
                                                      ============    ============    ============


                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                   $     48,932    $     48,932    $     48,932
   Accrued interest                                         40,368          39,145          34,252
                                                      ------------    ------------    ------------
       Total Current Liabilities                            89,300          88,077          83,184
                                                      ------------    ------------    ------------

STOCKHOLERS' EQUITY

   Common Stock, no par value; authorized 75,000,000
    shares; issued and outstanding, 6,802,100 shares,   26,976,068      26,976,068         749,555

   Additional paid-in Capital                                    0               0      12,360,560

   Accumulated Surplus (Deficit)                           (65,311)        (64,088)    (13,193,299)
                                                      ------------    ------------    ------------

   Total                                                26,910,757      26,911,980
                                                      ------------    ------------

   Less: Subscriptions receivable                      (27,000,000)    (27,000,000)

Total Stockholders' Equity                                 (89,243)        (88,020)        (83,184)
                                                      ------------    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $         57    $         57    $          0
                                                      ============    ============    ============



                  The accompanying notes are an integral part
                         of these financial statements.

                                    page F-1

                            COLONIAL INDUSTRIES, INC.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED) for the fiscal years ended December 31, 1997 and 1998 and the three months ended March 31, 1999

                                                                              December 31,
                                                March 31,       ---------------------------------------      Cumulative
                                                  1999                1998                  1997               Amounts
                                           ------------------   ------------------   ------------------   ------------------
REVENUES                                   $             -0-    $             -0-    $             -0-    $             -0-
                                           ------------------   ------------------   ------------------   ------------------
EXPENSES
    Auditor fees                                                              800                                       800
    Incorporation costs (Texas)                                               620                                       620
    Miscellaneous phone, fax, fedex, etc.                                   2,500                                     2,500
    Professional fees                                                       5,470                                     5,470
    SEC filing fees                                                         1,800                                     1,800
    Transfer agency fees                                                   11,268                                    11,268
    Travel                                                                  2,485                                     2,485
    Interest Expense                                   1,223                4,893                4,893               37,933
                                           ------------------   ------------------   ------------------   ------------------

       Total Operating Expense                         1,223               29,836                4,893               62,876
                                           ------------------   ------------------   ------------------   ------------------

NET INCOME (LOSS)                           $          1,223     $         29,836     $          4,893     $         62,876
                                           ==================   ==================   ==================   ==================

NET (LOSS) PER SHARE                        $       (0.00018)    $       (0.00439)    $       (0.00007)    $       (0.00084)
                                           ==================   ==================   ==================   ==================

Weighted average shares outstanding                6,802,434            6,802,100           74,955,530           74,955,530
                                           ==================   ==================   ==================   ==================



                  The accompanying notes are an integral part
                         of these financial statements.

                                    page F-2

                           COLONIAL INDUSTRIES, INC.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) for the period from inception of the Development Stage on January 1, 1990, for the fiscal years ended December 31, 1991, through 1998 and for the three months ended March 31, 1999

                                                                         Additional                              Deficit
                                                                           Paid-in                             Accumulated
                                                                           Capital                              During the
                                               Common Stock             (Discount on       Subscriptions       Development
                                          Shares           Amount           Stock)           Receivable           Stage
                                     ---------------   -------------   ---------------   -----------------  ----------------
Balance at beginning of development      74,955,530    $    749,555    $   12,360,560                       $   (13,159,047)

Net Loss December 31, 1990-1994                                                                                     (19,573)

Net Loss December 31, 1995                                                                                           (4,893)

Net Loss December 31, 1996                                                                                           (4,893)
                                     ---------------   -------------   ---------------   -----------------  ----------------

Balance December 31, 1996                74,955,530         749,555        12,360,560                           (13,188,406)

Net Loss December 31, 1997                                                                                           (4,893)
                                     ---------------   -------------   ---------------   -----------------  ----------------

Balance December 31, 1997                74,955,530         749,555        12,360,560                           (13,193,299)

Reorganization - April 28, 1998                   -        (749,555)      (12,409,492)                           13,159,047

Common shares reverse split
      1 share for 75,000 shares         (74,954,531)

Common shares reserved for
      rounding up to whole shares             1,101

Common shares issued for cash             5,000,000                            25,000

Common shares issued for
      subscriptions receivable            1,800,000                        27,000,000

Shares issued in roundup                        334

Less: subscriptions receivable                                                                (27,000,000)

Net (Loss) for the year ended
     December 31, 1998                                                                                              (29,836)
                                     ---------------   -------------   ---------------   -----------------  ----------------

Balance at December 31, 1998              6,802,434               0    $   26,976,068    $    (27,000,000)  $       (64,088)

Net (Loss) for the period ended
     March 31, 1999                                                                                                  (1,223)
                                     ---------------   -------------   ---------------   -----------------  ----------------

Balance at March 31, 1999                 6,802,434               0    $   26,976,068    $    (27,000,000)  $       (65,311)



                   The accompanying notes are an integral part
                         of these financial statements.

                                    page F-3

                            COLONIAL INDUSTRIES, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
              for the fiscal years ended December 31, 1997 and 1998
                    and the three months ended March 31, 1999

                                                                       December 31,
                                                March 31,       ------------------------       Cumulative
                                                  1999            1998            1997           Amounts
                                                --------        --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (Loss)                            $ (1,223)       $(29,836)       $ (4,893)       $(38,329)
   Add item not requiring the use of cash          1,223           4,893           4,893          38,329
                                                --------        --------        --------        --------

Net use of cash from operating activities              0         (24,943)              0               0
                                                --------        --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Issuance of common stock                                       25,000

NET INCREASE IN CASH

CASH AT BEGINNING OF PERIOD                           57               0             -0-             -0-
                                                --------        --------        --------        --------

CASH AT END OF PERIOD                           $      0        $     57        $      0        $      0
                                                ========        ========        ========        ========



                   The accompanying notes are an integral part
                         of these financial statements.

                                    page F-4

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
                   March 31, 1999, December 31, 1998 and 1997

NOTE I - Summary of Significant Accounting Policies

         a.  Organization

             Colonial Industries, Inc. ("the Company) was incorporated as Impact Energy, Inc., a Colorado corporation on April 1, 1980. Impact was originally formed to engage in exploration for, and development, production and sale of, oil and gas. During March, 1988 Impact contributed all its producing oil and gas properties to Southwest Sites Inc. and distributed the Ownership of Southwest to Impact's shareholders. After the disposition of the oil and gas properties, Impact began pursuing investment opportunities in the financial services industry.

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

             On April 23, 1998, the Company merged with Impact Energy, Inc. a Texas corporation organized on April 22, 1998. The Texas corporation has 75,000,000 no par value shares authorized, and a share for share exchange took place. A reorganization adjustment was made on the books and records and the retained deficit was eliminated. In October of 1998 the Company acquired Colonial Industries, Inc. and changed its name to Colonial Industries, Inc.

         b.  Accounting Method

         The Company recognizes income and expenses on the accrual basis of accounting.

         c.  Earnings (Loss) Per Share

         The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                   March 31, 1999, December 31, 1998 and 1997

NOTE I - Summary of Significant Accounting Policies (Continued)

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

          Deferred tax assets and the valuation account is as follows at March 31, 1999 and December 31, 1998 and 1997.

                                         March 31,           December 31,

                                           1999           1998          1997
                                        ---------      ---------     ---------
             Deferred tax asset:
               NOL carrryforward       $ 578,000      $ 578,000     $ 578,000
             Valuation allowance        (578,000)      (578,000)     (578,000)
                                        ---------      ---------     ---------
             Total                           -0-            -0-           -0-
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

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                   March 31, 1999, December 31, 1998 and 1997

NOTE I - Summary of Significant Accounting Policies (Continued)

         g.  Principles of Consolidation

             The Consolidated Financial Statements include the accounts of Colonial Industries, Inc (formerly Impact Energy, Inc.) a Colorado corporation, its wholly owned subsidiary Impact Energy, Inc. a Texas corporation and its wholly owned subsidiary Colonial Industries, Inc. All intercompany accounts and transactions have been eliminated in the consolidation.

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

NOTE 4 - Liens and Judgments

           The Company has two tax liens and one outstanding judgment. Taxes are owed to the IRS and the State of Texas in the amount of $9,812. An outstanding judgment of $39,120 is also outstanding on the records of the County Clerk of Dallas County, Texas. These liabilities are reflected on the records as accounts payable and accrued on these obligations have also been recorded through March 31, 1999.