Form 10KSB
period 1998-12-31
COLONIAL INDUSTRIES INC
filed 1999-07-16
CIK 319620

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

Yes[_] No[x] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

Not[X] (Indicate by check mark whether if disclosure of delinquent filers (ss.229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of December 31, 1998, the aggregate number of shares held by non-affiliates was approximately 1,802,100 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of December 31, 1998, the number of shares outstanding of the Registrant's Common Stock was 6,802,100.

                                                Exhibit Index is found on page 7

Impact Energy, Inc. December 31, 1998   Form 10-KSB   Exhibit Index is on page 7
                                                               Sequential Page 1

                                     PART I


                                Item 1. Business.



(a)  Organization of the Issuer.

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

     On April 23, 1998, Impact Energy, Inc. (Colorado) moved its place of incorporation from Colorado to Texas, and changed its name to Colonial Industries, Inc., and a share for share exchange took place. In November of 1998, pursuant to shareholder approval, the issued and outstanding common stock was reverse-split 75 shares to 1 share.


(b)  The Business of Registrant.

     Impact Energy, Inc. was a Colorado corporation organized April 1, 1980, originally formed to engage in exploration for, development and sale of, oil and gas. During March of 1988, Impact contributed all its producing oil and gas properties to Southwest Sites, Inc., and distributed the ownership of Southwest to the shareholders of Impact. After the disposition, Impact began pursuing investment opportunities in the financial services industry. Impact made public announcements during 1988 of its intention to pursue the acquisition of failed Banks and Savings and Loans, in the State of Texas. No acquisitions were made in 1988, although Impact did provide funding with respect to two Texas Banks. The Company became inactive in 1989 and has remained so to date.

     Accordingly, this Issuer has no business or productive assets and remains essentially dormant, its activities limited to maintaining its corporate franchise in Texas, and making required periodic filings and disclosure.

(c)  Employees and Facilities.

     The Company has no employees or facilities, and enjoys the non-exclusive office services of its President and Majority Shareholder.

                               Item 2. Facilities.

     The Company has no employees or facilities, and enjoys the non-exclusive office services of its Officers and Principal Shareholders.


Impact Energy, Inc.   December 31, 1998  Form 10-KSB  Exhibit Index is on page 7
                                                               Sequential Page 2

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

     Of the Company's issued and outstanding 6,802,100 shares of Common Stock as
of  December  31,  1998,   there   stands  of  record   1,802,100   unrestricted
free-trading, and 5,000,000 issued as Restricted Securities.

(b) Holders. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 1997 was 1,174.

(c) Dividends. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future. No other dividends have been paid or declared by the Issuer and none are anticipated.


Impact Energy, Inc.   December 31, 1998  Form 10-KSB  Exhibit Index is on page 7
                                                               Sequential Page 3

                        Item 6. Selected Financial Data.


The following information is provided as of the Date of this Report:

================================================================================
  December 31, 1998                          1997           1996           1995
================================================================================

Total Assets                     0              0              0              0
--------------------------------------------------------------------------------

Revenues                         0              0              0              0
--------------------------------------------------------------------------------

Operating Expenses           5,538          4,893          4,893          4,893
--------------------------------------------------------------------------------

Net Earnings or (Loss)      (5,538)        (4,893)        (4,893)        (4,893)
--------------------------------------------------------------------------------

Per Share Earnings
  or (Loss)                    (--)           (--)           (--)           (--)
--------------------------------------------------------------------------------

Average Common Shares
  Outstanding            6,802,434     74,955,530     74,955,530     74,955,530
================================================================================


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations .

(a)  Results of Operations.

     The Issuer has no current business, and has had no operations in the last fiscal year. This Issuer has no business or productive assets and remains essentially dormant, its activities limited to maintaining its corporate franchise in Texas, and making required periodic filings and disclosure.

(b)  Liquidity and Capital Resources.

     The Issuer has no capital resource and no liquidity. This Issuer has no business or productive assets and remains essentially dormant, its activities limited to maintaining its corporate franchise in Texas, and making required periodic filings and disclosure.

(c) Plan of Operation. The Company is a candidate for a business combination, joint venture, or structured acquisition, which, if effective, would create profitability for the Company and its shareholders.

(d) Reverse Acquisitions. A reverse acquisition is one in which a private business is acquired by a public corporation in exchange for a transfer of control of the public company to the owners of the private targeted acquisition company. The public company acquires the private company, in form, but the private company acquires the public company in substance. This corporation, by its very nature and current status, is a potential participant in one or more reverse acquisition transactions, at some undetermined future time. There are no present activities, discussions or negotiations, planned or in progress, with any entity or interest group, for any direct or reverse acquisitions, or business combinations, of any kind.


Impact Energy, Inc.   December 31, 1998  Form 10-KSB  Exhibit Index is on page 7
                                                               Sequential Page 4

              Item 8. Financial Statements and Supplementary Data.

     Auditors Report of December 31, 1998 is filed herewith. Those financial statements, attached thereto are incorporated herein by this reference as though fully set forth herein. By virtue of the late filing of this Report, the Auditors Report includes unaudited information through March 31, 1999.

                     Item 9. Change of Registrant's Auditor.

     Todd D. Chisholm, CPA, and the firm of Crouch, Bierwolf & Chisholm, has been retained to continue as the Independent Auditor of this Corporation and to provide, and has provided the current Auditor's report. There has been no disagreement or dispute of any kind or sort with any auditor as to any matter.

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

    Item 12. Security Ownership of Certain Beneficial Owners and Management.

                                  COMMON STOCK

     To the best of Registrant's knowledge and belief the following disclosure presents, as of the date of this report, December 31, 1997, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant, and the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of


Impact Energy, Inc.   December 31, 1998  Form 10-KSB  Exhibit Index is on page 7
                                                               Sequential Page 5
more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent. Registrant has only one class of stock, namely Common Voting Equity Shares.

           SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS AND 5% OWNERS

=============================================================================================
      NAME AND ADDRESS OF BENEFICIAL OWNER                   AMOUNT AND NATURE       PERCENT
                                                                OF OWNERSHIP         OF CLASS
---------------------------------------------------------------------------------------------
Jack Wells  (1)                    president/director               5,000,000         73.51
PO Box 980459
Houston Texas 77098-0459
---------------------------------------------------------------------------------------------
Joe Kane  (1)                      secretary/director               5,000,000         73.51
PO Box 980459
Houston Texas 77098-0459
=============================================================================================
All Officers and Directors as a Group  (1)                          5,000,000         73.51
=============================================================================================
---------------------------------------------------------------------------------------------
ACX Industries Inc.  (1)                                            5,000,000         73.51
PO Box 980459
Houston Texas
=============================================================================================
Total Shares Issued and Outstanding                                 6,802,100        100.00
=============================================================================================

(1) The shares owned by ACX are treated as if owned by the Officers of this Issuer, by reason of their affiliation with that principal shareholders. They are the same 5,000,000 shares.


            Item 13. Certain Relationships and Related Transactions.


                                      None.

Impact Energy, Inc.   December 31, 1998  Form 10-KSB  Exhibit Index is on page 7
                                                               Sequential Page 6

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

(c)  Exhibits.                  Please see Exhibit Index, following.


                                  Exhibit Index

                       Financial Statements and Documents
                    Furnished as a part of this Annual Report

Exhibit A.                      Articles of  Incorporation  and  Certificate  of
                                Amendment

Exhibit F                       Financial    Statements:    March    31,    1999
(audited).                      (unaudited), December 31, 1998 and 1997



Impact Energy, Inc.   December 31, 1998  Form 10-KSB  Exhibit Index is on page 7
                                                               Sequential Page 7

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

Dated: June 30, 1999

                               Impact Energy, Inc.
                             A COLORADO CORPORATION


                                       by



/S/ Jack Wells                                               /s/ Joe Kane
------------------                                           -------------------
Jack Wells                                                              Joe Kane
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER


Impact Energy, Inc.   December 31, 1998  Form 10-KSB  Exhibit Index is on page 7
                                                               Sequential Page 8

--------------------------------------------------------------------------------


                                    Exhibit A

             Articles of Incorporation and Certificate of Amendment


--------------------------------------------------------------------------------

                                [GRAPHIC OMITTED]

                               The State of Texas
                               SECRETARY OF STATE

                            CERTIFICATE OF AMENDMENT
                                       OF

                            COLONIAL INDUSTRIES, INC.
                                    FORMERLY
                               IMPACT ENERGY, INC.

The undersigned, as Secretary of State of Texas, hereby certifies that the attached Articles of Amendment for the above named entity have been received in this office and are found to conform to law.

ACCORDINGLY the undersigned, as Secretary of State, and by virtue of the authority vested in the Secretary by law, hereby issues this Certificate of Amendment.

Dated:         November 19, 1998
Effective:     November 19, 1998

     [SEAL]
THE STATE OF TEXAS


                                                  /s/ Alberto R. Gonzales
                                          --------------------------------------
                                                    Alberto R. Gonzales
                                                    Secretary of State

                                                                FILED
                                                        In the Office of the
                                                     Secretary of State of Texas
                                                             APR 22 1998
                                                        Corporations Section

                            ARTICLES OF INCORPORATION
                                       OF
                               IMPACT ENERGY, NC.

                                    PREAMBLE

     We, the under signed natural persons, of the age of eighteen (18) years of more, acting as incorporators of a corporation under the Texas Business Corporation Act, do hereby adopt the following Articles of Incorporation for such corporation:

                                       I.
                                      NAME

     The name of the corporation is IMPACT ENERGY, INC.

                                       II.
                                    DURATION

     The period of duration of the corporation is perpetual.

                                      III.
                                     PURPOSE

     The purposes for which the corporation is organized are to engage in any and all lawful business for which corporations may be incorporated under the Business Corporation Act of the State of Texas.

                                       IV.
                                     SHARES

     Preferred Shares Series "A" with Par Value. Preferred Shares Series "B" with Par Value. And Common Shares without Par Value.

     The corporation is authorized to issue four classes of shares to be designated respectively "Preferred Shares Series "A", "Preferred Shares Series "B", "Common Shares". The total number of Preferred Shares Series "A" the corporation is authorized to issue is 150,000,000 and the par value of each such share is $10.00. The total number of Preferred Shares Series "B" the corporation is authorized to issue is 150,000,000 and the par value of each such share is $10.00. The total number of Common Shares the corporation is authorized to issue is 75,000,000 and the par value of each such share is $0.00.

                          Dividends on Preferred Shares
                               Series "A" and "B"

     The holders of the preferred shares Series "A" and "B" shall be entitled to receive dividends out of any funds legally available therefor, at the rate of ten percent (10%) per annum of par value thereof, and no more, payable in preference and priority to any payment of any dividend on common shares and payable in cash quarterly in the months of March, June, September and December, or otherwise, as the Board of Directors may from time to time determine. The right to such dividends on preferred shares shall not be cumulative, and no right shall accrue to the holders of such shares by reason of the Board's failure to pay or declare and set apart dividends thereon for any given period as herein provided.

           Noncumulative and Nonparticipating Liquidation Preferences

     On any voluntary or involuntary liquidation of the corporation, the holders of the preferred shares shall receive an amount equal to the par value of such shares plus any dividends declared and unpaid thereon, and no more, before any amount shall be paid to the holders of the common shares. If the assets of the corporation should be insufficient to permit payment to the preferred shareholders of their full preferential amounts as herein provided, then such assets shall be distributed ratably among the outstanding preferred shares. Subject to such preferential rights, the holders of the common shares shall receive, ratably, all remaining assets of the corporation. A consolidation or merger of the corporation with or into any other corporation, or a sale of all or substantially all of the assets of the corporation shall not be deemed a liquidation, dissolution, or winding up of the corporation within the meaning of this paragraph.

                                Redemption Clause

     The corporation, at the option of the Board of Directors, may at any time redeem the whole, or from time to time redeem any part, of the Series "A" and/or Series "B" preferred shares by paying in cash or equivalent property value therefor the sum of $10.00 per share, [plus all dividends declared but unpaid] thereon as provided in this Article to and including the date of redemption hereinafter referred to as the "redemptive price", and by giving to each Series "A" and/or Series "B" preferred shareholder of record at his last known address, as shown on the records of the corporation, at least twenty, but not more than fifty, days prior notice personally or in writing, by mail, postage prepaid, stating the class or series or part of any class or series of the shares to be redeemed and the date and plan of redemption, the redemptive price, and the place where the shareholders may obtain payment of the redemptive price on surrender of their respective certificates, hereinafter called the "redemptive notice". Should only a part of the outstanding shares be redeemed, such redemption shall be effected by lot, or pro rata, as prescribed by the Board of Directors; provided, however, that no preferred shares shall have be redeemed unless all accrued dividends on all outstanding preferred shares shall have been paid for all past dividend periods and full dividends for the current period on all outstanding preferred shares, except those to be redeemed, shall have been paid or declared and set apart for payment. On or after the date fixed for redemption, each holder of shares called for redemption shall, unless he shall have previously exercised his option to convert his preferred shares as provided in this Article, surrender his certificate for such shares to the corporation at the place designated in the redemption notice and shall thereupon be entitled to receive payment of the redemptive price. Should less than all the shares represented by any surrendered certificate to be redeemed, a new certificate for the unredeemed shares shall be issued. If the redemption notice is duly given and if sufficient funds are available therefor on the date fixed for redemption, then, whether or not the certificates evidencing the shoats to be redeemed are surrendered, all rights with respect to such shares shall terminate on the date fixed for redemption, except for the right of the holders to receive the redemption price, without interest, on surrender of their certificate therefor.

     If, on or prior to any date fixed for redemption of preferred shares as herein provided, the corporation deposits with any bank or trust company in Texas or any bank or trust company in the United States duly appointed and acting as transfer agent for the corporation, as a trust fund, a sum sufficient to redeem, on the date fixed for redemption thereof, the shares called for redemption, with irrevocable instructions and authority to the bank or trust company to publish the notice of redemption thereof, or to complete such publication if theretofore commenced, and to pay, on and after the date fixed for redemption or prior thereto, the redemptive price of the shares to their respective holders on surrender of their share certificates, then from and after the date of the deposit, even though such date may be prior to the date fixed for redemption, the shares so called shall be deemed to be redeemed and dividends on those shares shall cease to accrue after the date fixed for redemption. The deposit shall be deemed to constitute full payment of the shares to their holders and from and after the date of the deposit the shares shall be deemed to be no longer outstanding, and the holders thereof shall cease to be shareholders with respect to such shares and have no rights with respect thereto, except the right to receive from the bank or trust company payment of the redemptive price of the shares, without interest, on surrender of their certificates therefor, or the right to convert said shares to common stock as provided in this Article. Any money so deposited on account of the redemptive price of preferred shares converted after the making of the deposit shall be repaid to the corporation forthwith on the conversion of such preferred shares.

     Shares redeemed by the corporation shall be restored to the status of authorized but unissued shares of the corporation.

                        Restrictions on Preemptive Rights

     No holder of any shares of any class of stock of the corporation shall as such holder have any preemptive or preferential right to receive, purchase, or subscribe to (1) any unissued or treasury shares of any class of stock (whether now or hereafter authorized) of the corporation (2) any obligations, evidences of indebtedness or other securities of the corporation convertible into or exchangeable for, or carrying or accompanied by any rights to receive, purchase or subscribe to, any such unissued or treasury shares, (3) any right of subscription to or to receive, or any warrant or option for the purchase of, any of the foregoing securities, (4) any other securities that may be issued or sold by the corporation, other than such (if any) as the Board of Directors of the corporation, in its sole and absolute discretion, may determine from time to time.

     No shareholder shall have the right to cumulate his votes at any election for directors of this corporation.

                              Transfer Restrictions

     Before there can be a valid sale or transfer of any of the shares of the corporation by any holder thereof, such holder shall first offer said shares to the corporation and then to the other holders of common shares in the following manner:

     (1) Such offering shareholder shall deliver a notice in writing by mail or otherwise, to the

Secretary of the corporation stating the price, terms, and conditions of such proposed sale or transfer, the number of shares to be sold or transferred, and his intention to so sell or transfer such shares. Within thirty (30) days thereafter the corporation shall have the prior right to purchase such shares so offered at the price and on the terms and conditions stated in the notice; provided, however, that the corporation shall not at any time be permitted to purchase all of its outstanding voting shares. Should the corporation fail to purchase the shares at the expiration of the thirty (30) day period, or prior thereto decline to purchase the shares, the Secretary of the corporation shall, within five (5) days thereafter, mail or deliver to each of the other (common) shareholders of record a copy of the notice given by the shareholder to the Secretary. Such notice may be delivered to the shareholders personally, or may be mailed to them at their last known address of such address may appear on the books of the corporation. Within thirty (30) days after the mailing or delivering of the copies of the orders to the shareholders any such shareholder or shareholders desiring to acquire any part or all of the shares referred to in the notice shall deliver by mail or otherwise to the Secretary of the corporation a written offer or offers, expressed to be acceptable immediately to purchase a specific number of such shares at the price and on the terms stated in the notice. Each such offer shall be accompanied by the purchase price therefor with authorization to pay such price against delivery of the shares.

     (2) If the total number of shares specified in the offers to purchase exceeds the number of shares to be sold or transferred each offering shareholder shall be entitled to purchase such proportion of such shares as the number of shares of the corporation which he holds bears to the total number of shares held by all shareholders desiring to purchase the shares.

     (3) If all the shares to be sold or transferred are not disposed of under such appointment each shareholder desiring to purchase shares in a number in excess of his proportionate share, as provided above, shall be entitled to purchase such proportion of those shares which remain thus undisposed of as the total number of shares which he holds bears to the total number of shares held by all of the shareholders desiring to purchase shares in excess of those to which they are entitled under such appointment.

     (4) If within said thirty (30) day period, the offer or offers to purchase in the aggregate less than the number of shares to be sold or transferred, the shareholder desiring to sell or transfer such shares shall not be obligated to accept any such offer or offers and may dispose of all of the shares referred to in his notice to any person or persons whomsoever; provided, however, that he shall not sell or transfer such shares at a lower price or on terms more favorable to the purchaser or transferee that those specified in his notice to the Secretary of the corporation

                                Voting Rights of
                       Preferred Shares Series "A" and "B"

     Preferred Shares Series "A" and Series "B" shall not have voting rights except those granted by law. The holders of Common Stock shall have the exclusive voting rights and powers, including the exclusive right to notice of shareholders meetings.

                                       V.
                                REQUIRED CAPITAL

     The corporation will not commence business until it has received for the issuance of its shares consideration of the value of One Thousand Dollars ($1,000.00), consisting of money, labor done, or property actually received, which sum is not less than One Thousand Dollars ($1,000.00).

                                       VI.
                           REGISTERED OFFICE AND AGENT

     The address of its registered office is 2284 West Holcombe Suite 209, Houston, Texas 77030, and the name of its registered agent at such address is JACK WELLS.

                                      VII.
                    VOTING REQUIREMENTS FOR CORPQRATE ACTIONS

     Subject to the Business Corporation Act of the State of Texas and as permitted by Article 9.08 of such Act, the decision to amend its Article of Incorporation, to sell any and all of its assets, to enter into a corporate merger or acquisition, to issue securities, to dissolve the corporation or to take any action required by shareholders in accordance with such Act, may be made by the affirmative vote of shareholders owning at least fifty-one percent (51%) of the issued and outstanding shares of Common stock of the corporation at the time of voting.

                                      VIII.
                             INTERESTED TRANSACTIONS

     Except as may be otherwise provided in the Texas Business Corporation Act, no contract, ad, or transaction of the corporation with any person or persons, or firm trust, or association, or any other corporation shall be affected or invalidate the fact that any Director, officer, or shareholder of this corporation is a party to, or is interested in, any such contract, act or trust or association, or is a Director, officer or shareholder of, or otherwise interest in, any such other corporation, nor shall any duty to pay damages on account of this corporation be imposed upon such Director, officer, or shareholder of this corporation solely by reason of such fact, regardless of whether the vote, action, or presence of any such Director officer, or shareholder may be, or may have been, necessary to obligate this corporation on, or in connection with, such contract, act or transaction, provided that, it such vote, action, or presence is, or shall have been necessary such interest or connection (other than an interest of a non-controlling shareholder of any such other corporation) be known or disclosed to the Board of Directors of this corporation.

                                       IX.
                                 INDEMNIFICATION

     Each Director and officer or former Director or officer or any person who may have been served at the request of this corporation as a Director or officer of another corporation in which this corporation owns shares of capital stock or of which this corporation is a creditor (and their heirs, executors, and administrators) may be indemnified by the corporation against reasonable costs and expenses incurred by him in connection with any action, suit, or proceeding to which he may be made a party by reason of his being or having been such Director or officer, except in relation to any actions, suits, or proceedings in which he has been adjudged liable because of willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of his office, or in the event of a settlement, each Director and officer (and his heirs, executors, and administrators) may be indemnified by the corporation against payments made, including reasonable costs and expenses, provided that such indemnity shall be conditioned upon the prior determination by a resolution of two-thirds (2/3) of those members of the Board of Directors of the corporation who are not involved in the action, suit, or proceeding that the Director or officer has no liability by reason of willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of his office, and provided future that if a majority of the members of the Board of Directors of the corporation are involved in the action, suit, or proceedings, such determination shall have been made by a written opinion of independent counsel. Amounts paid in settlement shall not exceed costs, fees, and expenses which would have been reasonably incurred if the action, suit, or proceeding had been litigated to a conclusion. Such determination by the Board of Directors, or by independent counsel, and the payments of amounts by the corporation on the basis thereof shall not prevent a shareholder from challenging such indemnification by appropriate legal proceedings on the grounds that the person indemnified was liable to the corporation or its security holders by reason of willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of his office. The foregoing rights and indemnification shall not be exclusive of any other rights to which the officers and Directors may be entitled according to law.

                                       X.
                                    DIRECTORS

     The number of Directors  constituting the initial Board of Directors is one
(1), and the name and address of the person who is to serve as Director until the first annual meeting of the shareholders or until his successor is elected and qualified is:

                                   Jack Wells
                          2284 West Holcombe Suite #209
                              Houston, Texas 77030

                                       XI.
                                  INCORPORATORS

     The names and addresses of the incorporators which includes all of the initial subscribers to the corporation's shares and securities evidencing the right to acquire its shares are:

                                   Jack Wells
                          2284 West Holcombe Suite 209
                              Houston, Texas 77030

     IN WITNESS WHEREOF, we have executed these Articles of Incorporation on this 22nd day of April, 1998.


                                               /s/ Jack Wells
                                               ---------------------------------
                                               Jack Wells

--------------------------------------------------------------------------------


                                    Exhibit F

                              Financial Statements:

                           March 31, 1999 (unaudited),

                      December 31, 1998 and 1997 (audited).


--------------------------------------------------------------------------------

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                        Consolidated Financial Statements
             March 31, 1999 (unaudited), December 31, 1998 and 1997

                                 C O N T E N T S



Auditor's Report . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . .  3

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . .  5

Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . . . .  6

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .  7

Notes to the Consolidated  Financial Statements . . . . . . . . . . . . . . .  8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Colonial Industries, Inc.

We have audited the accompanying consolidated balance sheets of Colonial Industries, Inc. (a Development Stage Company) formerly known as Impact Energy, Inc., as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colonial Industries, Inc. (a Development Stage Company) as of December 31, 1998 and 1997 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated balance sheet of Colonial Industries, Inc. (a Development Stage Company) formerly known as Impact Energy, Inc., as of March 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the three months then ended were not audited by us and, accordingly, we do not express an opinion on them.

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


/s/ Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
May 27, 1999


    The accompanying notes are an integral part of these financial statements

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                           Consolidated Balance Sheets

                                     Assets

                                                      March 31,            December 31,
                                                        1999            1998          1997
                                                    ------------    ------------  ------------
                                                     (unaudited)
Current assets
   Cash                                             $         --    $         --  $         --
                                                    ------------    ------------  ------------

Total Current Assets                                          --              --            --
                                                    ------------    ------------  ------------

      Total Assets                                  $         --    $         --  $         --
                                                    ============    ============  ============

                      Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                       49,577          49,577          48,932
   Accrued interest                                       40,368          39,145          34,252
                                                    ------------    ------------    ------------
       Total Current Liabilities                          89,945          88,722          83,184
                                                    ------------    ------------    ------------

Stockholders' Equity
   Common Stock, authorized
      75,000,000 shares of no par value,
     issued and outstanding 6,802,434, 6,802,434
     999 shares respectively                                  --              --      13,110,115
   Additional Paid in Capital/(Discount on stock)        (48,932)        (48,932)             --
   Deficit Accumulated During the
     Development Stage                                   (41,013)        (39,790)    (13,193,299)
                                                    ------------    ------------    ------------

       Total Stockholders' Equity                        (89,945)        (88,722)        (83,184)
                                                    ------------    ------------    ------------

Total Liabilities and Stockholders' Equity          $         --    $         --    $         --
                                                    ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Operations


                                         For the                                         Deficit
                                      Three Months           For the years             Accumulated
                                          Ended            ended December 31,          during the
                                        March 31,     ----------------------------     development
                                          1999            1998            1997            Stage
                                      -------------   ------------    ------------    ------------
                                       (unaudited)
Revenues:                             $         --    $         --    $         --    $         --

Expenses:

   Fees                                         --             645              --             645
   Interest Expense                          1,223           4,893           4,893          40,368
                                      ------------    ------------    ------------    ------------

        Total Expenses                       1,223           5,538           4,893          41,013
                                      ------------    ------------    ------------    ------------

Net (Loss)                            $     (1,223)   $     (5,538)   $     (4,893)   $    (41,013)
                                      ============    ============    ============    ============

Net Loss Per Share                    $        (--)   $        (--)   $        (--)   $        (--)
                                      ============    ============    ============    ============

Weighted average shares outstanding      6,802,434       6,802,434      74,955,530      74,955,530
                                      ============    ============    ============    ============



    The accompanying notes are an integral part of these financial statements

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                 Consolidated Statement of Stockholders' Equity

                                                                            Additional        Deficit
                                                                              Paid-in       Accumulated
                                                                              Capital       During the
                                                    Common Stock           (Discount on     Development
                                               Shares         Amount           Stock)          Stage
                                            ------------   ------------    ------------    ------------

Balance at beginning of development
 stage - January 1, 1990                             999   $ 13,110,115    $         --    $(13,159,047)

Net loss December 31, 1990-1997                       --             --              --         (34,252)
                                            ------------   ------------    ------------    ------------

Balance, December 31, 1997                           999     13,110,115              --     (13,193,299)

Fraction shares from stock split                   1,435             --              --              --

Shares issued for acquisition of Colonial
   Industries and reorganization               6,800,000    (13,110,115)        (48,932)     13,159,047

Net loss December 31, 1998                            --             --              --          (5,538)
                                            ------------   ------------    ------------    ------------

Balance, December 31, 1998                     6,802,434             --         (48,932)        (39,790)

Net loss for the three months ended
 March 31, 1999 (unaudited)                           --             --              --          (1,223)
                                            ------------   ------------    ------------    ------------

Balance, March 31, 1999(unaudited)             6,802,434   $         --    $    (48,932)   $    (41,013)
                                            ============   ============    ============    ============



    The accompanying notes are an integral part of these financial statements

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                      Consolidated Statement of Cash Flows


                                                                           January 1,
                                     For the                            1990 (inception
                                      Three                                 of the
                                      Months         For the years        development
                                      Ended        ended December 31,      stage) to
                                     March 31,     --------------------     March 31,
                                       1999        1998        1997          1999
                                    -----------    --------    -------- ---------------
                                    (unaudited)                           (unaudited)

Cash Flows form Operating
 Activities
     Net loss                        $ (1,223)   $ (5,538)   $ (4,893)     $(41,013)
     Adjustments to reconcile
       net loss to net cash
       provided by operations
         Accrued expenses               1,223       5,538       4,893        41,013
                                     --------    --------    --------      --------

Net Cash Flows used in
 Operating Activities                      --          --          --            --
                                     --------    --------    --------      --------

Cash Flows from Investment
 Activities:                               --          --          --            --

Cash Flows from Financing
 Activities:                               --          --          --            --

Net increase (decrease) in cash            --          --          --            --

Cash, beginning of year                    --          --          --            --
                                     --------    --------    --------      --------

Cash, end of year                    $     --    $     --    $     --      $     --
                                     ========    ========    ========      ========


Supplemental Cash Flow Information
   Cash Paid for:
     Interest                        $     --    $     --    $     --      $     --
     Taxes                           $     --    $     --    $     --      $     --


    The accompanying notes are an integral part of these financial statements

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
             March 31, 1999 (unaudited), December 31, 1998 and 1997

NOTE 1 - Summary of Significant Accounting Policies

     a.   Organization

          Colonial Industries, Inc., ("the Company") formerly known as Impact Energy, Inc., (a Colorado corporation organized on April 1, 1980), was originally formed to engage in exploration for, and development, production and sale of, oil and gas. During March, 1988 Impact contributed all its producing oil and gas properties to Southwest Sites Inc. and distributed the Ownership of Southwest to Impact's shareholders. After the disposition of the oil and gas properties, Impact began pursuing investment opportunities in the financial services industry.

          The Company made public announcements during 1988 stating its intent to pursue the acquisition of failed Banks and Savings and Loans in the state of Texas. No acquisitions were made in 1988 although the Company did provide the financing for the recapitalization of one Texas bank and provide the capital to refinance the control group of another.

          The Company went inactive in 1989 and has been dormant ever since.

          On April 23, 1998, Impact Energy, Inc. (Colorado) merged with Impact Energy, Inc a Texas corporation, with the Texas corporation being the survivor. Then on the same date, the Company merged with Colonial Industries, Inc. a Texas corporation organized on April 22, 1998 and changed the name of the Company to Colonial Industries, Inc. Colonial has 75,000,000 no par value shares authorized, and a share for share exchange took place. A reorganization adjustment was made on the books and records and the retained deficit was eliminated.

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


    The accompanying notes are an integral part of these financial statements

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
             March 31, 1999 (unaudited), December 31, 1998 and 1997

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

          Deferred tax assets and the valuation account is as follows at March 31, 1999 (unaudited) and December 31, 1998 and 1997.

                                 March 31,             December 31,
                                   1999             1998           1997
                                 ---------       ---------       ---------
                                 (unaudited)
     Deferred tax asset:
        NOL carrryforward        $ 578,000       $ 578,000       $ 578,000
     Valuation allowance          (578,000)       (578,000)       (578,000)
                                 ---------       ---------       ---------
     Total                       $      --       $      --       $      --
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

     g.   Principles of Consolidation

          The Consolidated Financial Statements include the accounts of Colonial Industries, Inc. a Colorado corporation and its wholly owned subsidiary Colonial Industries, Inc. a Texas corporation. All intercompany accounts and transactions have been eliminated in the consolidation.

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

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
             March 31, 1999 (unaudited), December 31, 1998 and 1997

NOTE 4 - Liens and Judgements

          The Company has two tax liens and one outstanding judgement. Taxes are owed to the IRS and the State of Texas in the amount of $9,812. An outstanding judgement of $39,120 is also outstanding on the records of the County Clerk of Dallas County, Texas. These liabilities are reflected on the records as accounts payable and estimated accrued interest on these obligations have also been recorded through March 31, 1999 (unaudited) and December 31, 1998.

NOTE 5 - Stock Split

          On April 23, 1998, the Company authorized a 1 for 75,000 reverse stock split. These financial statements have been retroactively restated to reflect the split. The par value has also been retroactively restated.

NOTE 6 - Acquisition of Colonial Industries

          Pursuant to a share exchange and reorganization agreement, the Company issued 6,800,000 shares of common stock to the shareholders of Colonial Industries, Inc. for all issued and outstanding stock of Colonial. This transaction was accounted for as a reverse acquisition and the retained earnings of the Company were adjusted to reflect the history of Colonial, the accounting acquirer.