Form 10QSB
period 1999-06-30
COLONIAL INDUSTRIES INC
filed 1999-07-16
CIK 319620

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                        SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 1999

                                       AND

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                        SECURITIES EXCHANGE ACT OF 1934

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

Yes |_| No |X| (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of June 30, 1999, the number of shares outstanding of the Registrant's Common Stock was 6,802,100.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended June 30, 1999, as Exhibit QF 99 #2.

                 Item 2. Management's Discussion and Analysis of
                   Financial Condition and Plan of Operations

(a) Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Issuer has no current business, and has had no operations in the last fiscal year, and most recent two quarters of the current fiscal year. Its recorded "operating expenses" of $21,709 consist of corporate maintenance expenses, legal, professional, certificate and transfer agency, accounting, auditing and interest. This Issuer has no business or productive assets and remains essentially dormant, its activities limited to maintaining its corporate franchise in Texas, and making required periodic filings and disclosure. The Issuer has no assets or revenue. The Issuer has no present capital resource and accordingly no liquidity. It has accrued liabilities of $108,631, of which $67,039 is principal, and $41,592 is accrued interest.

(b) Plan of Operation. The Company is a candidate for a business combination, joint venture, or structured acquisition, which, if effective, would create profitability for the Company and its shareholders.

(c) Reverse Acquisitions. A reverse acquisition is one in which a private business is acquired by a public corporation in exchange for a transfer of control of the public company to the owners of the private targeted acquisition company. The public company acquires the private company, in form, but the private company acquires the public company in substance. This corporation, by its very nature and current status, is a potential participant in one or more reverse acquisition transactions, at some undetermined future time. There are no present activities, discussions or negotiations, planned or in progress, with any entity or interest group, for any direct or reverse acquisitions, or business combinations, of any kind.

                           PART II: OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K

     Exhibit QF 99 #2   Financial Statements (Un-Audited) June 30, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Qsb Report for the Quarter ended June 30, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

June 30, 1999

                            Colonial Industries, Inc.

                          formerly Impact Energy, Inc.

                                       by


/s/ Joe Kane                                                      /s/ Jack Wells
------------------------------                   -------------------------------
Joe Kane                                                              Jack Wells
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER

                                Exhibit QF 99 #2

                         UN-AUDITED FINANCIAL STATEMENTS

                            for the Six Months Ended

                              June 30, 1999 & 1998

                            COLONIAL INDUSTRIES, INC.
                           BALANCE SHEETS (UNAUDITED)
                 for the six months ended June 30, 1999 and 1998

                                                               June 30,        June 30,
                                                                 1999            1998
                                                            ------------    ------------
                    ASSETS

CURRENT ASSETS

           Cash                                             $        -0-             -0-

TOTAL CURRENT ASSETS                                                 -0-             -0-
                                                            ------------    ------------
TOTAL ASSETS                                                       $ -0-           $ -0-

       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                       $     67,039    $     48,932
     Accrued interest                                             41,592          34,252
                                                            ------------    ------------
           Total Current Liabilities                             108,631          83,184
                                                            ------------    ------------
STOCKHOLDERS' EQUITY

     Common Stock, no par value; authorized 75,000,000
        shares of no par value, issued and outstanding;                       13,110,115
        6,802,434,  6,802,434 ans 999 shares respectively
     Additional paid-in Capital (Discount on stock)              (47,132)

     Accumulated Surplus (Deficit)                               (61,499)    (13,193,299)
                                                            ------------    ------------
Total Stockholders' Equity                                      (108,631)        (83,184)
                                                            ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ -0-           $ -0-
                                                            ============    ============

                  The accompanying notes are an integral part
                         of these financial statements.


                                    page F-1

                            COLONIAL INDUSTRIES, INC.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                 for the six months ended June 30, 1999 and 1998







                                        June 30,         June 30,      Cumulative
                                          1999            1998          Amounts
                                      ------------    ------------    ------------

REVENUES                              $        -0-    $        -0-    $        -0-
                                      ------------    ------------    ------------

EXPENSES
     Professional fees                      15,787                          15,787
     Transfer Agent                          2,267                           2,267
     Accountant                              1,208                           1,208
     Interest Expense                        2,447           2,447          40,368
                                      ------------    ------------    ------------

        Total Operating Expense             21,709           2,447          59,630
                                      ------------    ------------    ------------

NET INCOME (LOSS)                     $    (21,709)   $     (2,447)   $    (59,630)
                                      ============    ============    ============

NET (LOSS) PER SHARE                  $   (0.00319)   $   (0.00003)   $   (0.00080)
                                      ============    ============    ============

Weighted average shares outstanding      6,802,434      74,955,530      74,955,530
                                      ============    ============    ============


                  The accompanying notes are an integral part
                         of these financial statements.


                                    page F-2

                            COLONIAL INDUSTRIES, INC.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) for the period from inception of the Development Stage on January 1, 1990, for the fiscal years ended December 31, 1991, through 1998 and for the six months ended June 30, 1999

                                                                          Additional      Deficit
                                                                           Paid-in      Accumulated
                                                                           Capital      During the
                                                          Common Stock   (Discount on   Development
                                               Shares        Amount        Stock)          Stage
                                             -----------  -------------  ------------  -------------

 Balance at beginning of development                999   $ 13,110,115   $             $(13,159,047)
    stage - January 1, 1990

 Net Loss December 31, 1990-1997                                                            (34,252)
                                             -----------  -------------  -----------   -------------

 Balance December 31, 1997                          999     13,110,115            0     (13,193,299)

 Fractional shares from stock split               1,435

 Shares issued for acquisition of
    Colonial Industries and reorganization    6,800,000    (13,110,115)     (48,932)     13,159,047

 Net Loss December 31, 1998                                                                  (5,538)
                                             -----------  -------------  -----------   -------------

 Balance December 31, 1998                    6,802,434                     (48,932)        (39,790)

 Cash received in 1999 as compensation for
    1,800,000 shares issued in 1998 for
    acquisition of Colonial Industries and                                    1,800
    reorganization @ $0.001 each

 Net (Loss) for the period ended
      June 30, 1999                                                                         (21,709)
                                             -----------  -------------  -----------   -------------

 Balance at June 30, 1999                     6,802,434   $          0   $  (47,132)   $    (61,499)
                                             ===========  =============  ===========   =============

                  The accompanying notes are an integral part
                         of these financial statements.

                            COLONIAL INDUSTRIES, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                 for the six months ended June 30, 1999 and 1998




                                                        June 30,             June 30,            Cumulative
                                                          1999                 1998              Amounts
                                                        --------             --------            ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                    $(21,709)            $ (4,893)            $(61,499)
   Add item not requiring the use of cash                  2,447                4,893               42,237
                                                        --------             --------             --------

Net use of cash from operating activities                (19,262)                 -0-              (19,262)
                                                        --------             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Issuance of common stock                                1,800

   Increase (decrease) in accounts payable                17,462

NET INCREASE IN CASH

CASH AT BEGINNING OF PERIOD                                  -0-                  -0-                  -0-
                                                        --------             --------             --------

CASH AT END OF PERIOD                                   $    -0-             $    -0-             $    -0-
                                                        ========             ========             ========


                   The accompanying notes are an integral part
                         of these financial statements.


                                    page F-4

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
                             June 30, 1999 and 1998

NOTE I - Summary of Significant Accounting Policies

     a. Organization

          Colonial Industries, Inc. ("the Company) formerly known as Impact Energy, Inc., (a Colorado corporation organized on April 1, 1980) was originally formed to engage in exploration for, and development, production and sale of, oil and gas. During March, 1988 Impact contributed all its producing oil and gas properties to Southwest Sites Inc. and distributed the Ownership of Southwest to Impact's shareholders. After the disposition of the oil and gas properties, Impact began pursuing investment opportunities in the financial services industry.

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

          On April 23, 1998, the Company merged with Impact Energy, Inc. a Texas corporation with the Texas corporation being the survivor. Then on the same date, the Company merged with Colonial Industries, Inc. a Texas corporation on April 22, 1998 and changed the name of the Company to Colonial Industries, Inc. Colonial has 75,000,000 no par value shares authorized, and a share for share exchange took place. A reorganization adjustment was made on the books and records and the retained deficit was eliminated.

     b. Accounting Method

     The Company recognizes income and expenses on the accrual basis of accounting.

     c. Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998

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

          Deferred tax assets and the valuation account is as follows at June 30, 1999 and December 31, 1998 and 1997.

                                       June 30,             December 31,

                                         1999            1998           1997
                                         ----            ----           ----
           Deferred tax asset:
             NOL carrryforward        $ 578,000       $ 578,000       $ 578,000
           Valuation allowance         (578,000)       (578,000)       (578,000)
                                      ---------       ---------       ---------
           Total                          -0-             -0-             -0-
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

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998

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

NOTE 4 - Liens and Judgments

          The Company has two tax liens and one outstanding judgment. Taxes are owed to the IRS and the State of Texas in the amount of $9,812. An outstanding judgment of $39,120 is also outstanding on the records of the County Clerk of Dallas County, Texas. These liabilities are reflected on the records as accounts payable and accrued on these obligations have also been recorded through June 30, 1999.