Form 10-Q
period 1999-09-30
COLONIAL INDUSTRIES INC
filed 1999-11-15
CIK 319620

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1999

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

Yes [X] No [] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 1999, the number of shares outstanding of the Registrant's Common Stock was 6,802,100.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended September 30, 1999, as Exhibit QF 99 #3.

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

                           PART II: OTHER INFORMATION


                    Item 6. Exhibits and Reports on Form 8-K

     Exhibit QF 99 #3      Financial Statements (Un-Audited) September 30, 1999

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Qsb Report for the Quarter ended September 30, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


September 30, 1999


                            Colonial Industries, Inc.

                          formerly Impact Energy, Inc.



                                       by




/s/                                                                          /s/
-----------------------------------          -----------------------------------
Joe Kane                                                              Jack Wells
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER

                                Exhibit QF 99 #3

                         UN-AUDITED FINANCIAL STATEMENTS

                            for the Nine Months Ended

                            September 30, 1999 & 1998

                            COLONIAL INDUSTRIES, INC.
                           BALANCE SHEETS (UNAUDITED)
              for the nine months ended September 30, 1999 and 1998


                                                                                September 30,            September 30,
                                                                                    1999                     1998
                                                                                ------------             ------------
                                     ASSETS

CURRENT ASSETS

           Cash                                                                 $        -0-                      -0-

TOTAL CURRENT ASSETS                                                                     -0-                      -0-
                                                                                ------------             ------------


TOTAL ASSETS                                                                    $        -0-             $        -0-
                                                                                ============             ============



                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                                           $     67,039             $     48,932
     Accrued interest                                                                 42,816                   34,252
                                                                                ------------             ------------
           Total Current Liabilities                                                 109,855                   83,184
                                                                                ------------             ------------

STOCKHOLDERS' EQUITY

     Common Stock, no par value; authorized 75,000,000
        shares of no par value, issued and outstanding;                                                    13,110,115
        6,802,434,  6,802,434 ans 999 shares respectively
     Additional paid-in Capital (Discount on stock)                                  (47,132)

     Accumulated Surplus (Deficit)                                                   (62,723)             (13,193,299)
                                                                                ------------             ------------

Total Stockholders' Equity                                                          (109,855)                 (83,184)
                                                                                ------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $        -0-             $        -0-
                                                                                ============             ============


The accompanying notes are an integral part of these financial statements.


                                    page F-1

                            COLONIAL INDUSTRIES, INC.

             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED) for the nine months ended September 30, 1999 and 1998


                                               September 30,            September 30,             Cumulative
                                                   1999                     1998                    Amounts
                                               ------------             ------------             ------------
REVENUES                                       $        -0-             $        -0-             $        -0-
                                               ------------             ------------             ------------

EXPENSES
     Professional fees                               15,787                                            15,787
     Transfer Agent                                   2,267                                             2,267
     Accountant                                       1,208                                             1,208
     Interest Expense                                 3,671                    2,447                   40,368
                                               ------------             ------------             ------------

        Total Operating Expense                      22,933                    2,447                   59,630
                                               ------------             ------------             ------------

NET INCOME (LOSS)                              $    (22,933)            $     (2,447)            $    (59,630)
                                               ============             ============             ============

NET (LOSS) PER SHARE                           $   (0.00337)            $   (0.00003)            $   (0.00080)
                                               ============             ============             ============

Weighted average shares outstanding               6,802,434               74,955,530               74,955,530
                                               ============             ============             ============


   The accompanying notes are an integral part of these financial statements.



                                    page F-2

                            COLONIAL INDUSTRIES, INC.

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) for the period from inception of the Development Stage on January 1, 1990, for the fiscal years ended December 31, 1991, through 1998 and for the nine months ended September 30, 1999


                                                                                                    Additional           Deficit
                                                                                                     Paid-in           Accumulated
                                                                                                     Capital            During the
                                                                     Common Stock                  (Discount on         Development
                                                              Shares              Amount              Stock)               Stage
                                                           ------------        ------------        ------------        ------------
Balance at beginning of development                                 999        $ 13,110,115        $                   $(13,159,047)
   stage - January 1, 1990

Net Loss December 31, 1990-1997                                                                                             (34,252)
                                                           ------------        ------------        ------------        ------------

Balance December 31, 1997                                           999          13,110,115                   0         (13,193,299)

Fractional shares from stock split                                1,435

Shares issued for acquisition of
   Colonial Industries and reorganization                     6,800,000         (13,110,115)            (48,932)         13,159,047

Net Loss December 31, 1998                                       (5,538)
                                                           ------------        ------------        ------------        ------------

Balance December 31, 1998                                     6,802,434                                 (48,932)            (39,790)

Cash received in 1999 as compensation for
   1,800,000 shares issued in 1998 for
   acquisition of Colonial Industries and                                                                 1,800
   reorganization @ $0.001 each

Net (Loss) for the period ended
     June 30, 1999                                                                                                          (22,933)
                                                           ------------        ------------        ------------        ------------

Balance at September 30, 1999                                 6,802,434        $          0        $    (47,132)       $    (62,723)
                                                           ============        ============        ============        ============


   The accompanying notes are an integral part of these financial statements.


                                    page F-3

                            COLONIAL INDUSTRIES, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
              for the nine months ended September 30, 1999 and 1998


                                                 September 30,         September 30,        Cumulative
                                                     1999                  1998               Amounts
                                                 -------------         -------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (Loss)                               $(22,933)             $(4,893)            $(62,723)
   Add item not requiring the use of cash             3,671                4,893               43,461
                                                   --------              -------             --------

Net use of cash from operating activities           (19,262)                 -0-              (19,262)
                                                   --------              -------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Issuance of common stock                           1,800

   Increase (decrease) in accounts payable           17,462

NET INCREASE IN CASH

CASH AT BEGINNING OF PERIOD                             -0-                  -0-                  -0-
                                                   --------              -------             --------

CASH AT END OF PERIOD                                  $-0-                 $-0-                 $-0-
                                                   ========              =======             ========


   The accompanying notes are an integral part of these financial statements.



                                    page F-4

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
                           September 30, 1999 and 1998

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

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998

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

          Deferred tax assets and the valuation account is as follows at September 30, 1999 and December 31, 1998 and 1997. September 30, December 31,

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

                            Colonial Industries, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998

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

NOTE 4 - Liens and Judgments

          The Company has two tax liens and one outstanding judgment. Taxes are owed to the IRS and the State of Texas in the amount of $9,812. An outstanding judgment of $39,120 is also outstanding on the records of the County Clerk of Dallas County, Texas. These liabilities are reflected on the records as accounts payable and accrued on these obligations have also been recorded through September 30, 1999.