Form 10KSB
period 1999-12-31
COLONIAL INDUSTRIES INC
filed 2000-06-13
CIK 319620

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT     OF 1934

                        COMMISSION FILE NUMBER:  0-09562


                            COLONIAL INDUSTRIES, INC.

                          formerly  Impact Energy, Inc.

Texas                                                                 84-0818655
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

Yes[] No[x] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

Not[X] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of December 31, 1999, the aggregate number of shares held by non-affiliates was approximately 1,802,434 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of December 31, 1999, the number of shares outstanding of the Registrant's Common Stock was 6,802,434.

                        Exhibit Index is found on page 8

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A) HISTORICAL INFORMATION. Colonial Industries, Inc., formerly Impact Energy, Inc., is a Texas corporation, originally a Colorado corporation organized April 1, 1980, formed to engage in exploration for, development and sale of, oil and gas. During March of 1988, Impact contributed all its producing oil and gas properties to Southwest Sites, Inc., and distributed the ownership of Southwest to the shareholders of Impact. After the disposition, Impact began pursuing investment opportunities in the financial services industry. Impact made public announcements during 1988 of its intention to pursue the acquisition of failed Banks and Savings and Loans, in the State of Texas. No acquisitions were made in 1988, although Impact did provide funding with respect to two Texas Banks. The Company became inactive in 1989 and has remained so to date.

     On April 23, 1998, Impact Energy, Inc. (Colorado) moved its place of incorporation from Colorado to Texas, and changed its name to Colonial Industries, Inc., and a share for share exchange took place. In November of 1998, pursuant to shareholder approval, the issued and outstanding common stock was reverse-split 75 shares to 1 share.

(B) BUSINESS. Impact Energy, Inc. was a Colorado corporation organized April 1, 1980, originally formed to engage in exploration for, development and sale of, oil and gas. During March of 1988, Impact contributed all its producing oil and gas properties to Southwest Sites, Inc., and distributed the ownership of Southwest to the shareholders of Impact. After the disposition, Impact began pursuing investment opportunities in the financial services industry. Impact made public announcements during 1988 of its intention to pursue the acquisition of failed Banks and Savings and Loans, in the State of Texas. No acquisitions were made in 1988, although Impact did provide funding with respect to two Texas Banks. The Company became inactive in 1989 and has remained so to date.

     Accordingly, this Issuer has no business or productive assets and remains essentially dormant, its activities limited to maintaining its corporate franchise in Texas, and making required periodic filings and disclosure.

(C) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(D) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business.

(E)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions.

(F) EMPLOYEES. The Company has no employees or facilities, and enjoys the non-exclusive office services of its President and Majority Shareholder.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company has no employees or facilities, and enjoys the non-exclusive office services of its Officers and Principal Shareholders.

                           ITEM 3.  LEGAL PROCEEDINGS.

     The Company has two tax liens and one outstanding judgement. Taxes are owed to the IRS and the State of Texas in the amount of $9,812. An outstanding judgement of $39,120 is also outstanding on the records of the County clerk of Dallas County, Texas. These liabilities are reflected on the records as accounts payable and estimated accrued interest on these obligations have also been recorded through December 31, 1999.

     There are no other legal or other proceedings pending against the Company, as of the preparation of this Report, and no facts are known or suspected which would give rise to any anticipation of any such proceedings in the foreseeable future.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There have been no matters submitted to a vote of shareholders during the annual period covered by this report.

             The Remainder of this Page is Intentionally left Blank

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


(A) MARKET INFORMATION. We have one class of securities, No Par Common Stock ( Common Stock ). As of the date of this Annual Report, the securities of the Issuer are not traded over the counter or on any trading exchange. There is no assurance of any future trading in or of the securities of this Issuer. As of December 31, 1999, the Company has issued and outstanding 6,802,434 shares of Common Stock. There stands of record 1,802,434 unrestricted free-trading, and 5,000,000 issued as Restricted Securities.

(B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 1999, was 1,174.

(C) DIVIDENDS. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future. No other dividends have been paid or declared by the Issuer and none are anticipated.

(D)  SALES  OF  UNREGISTERED  COMMON  STOCK  1999.  None.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION. The Company is a candidate for a business combination, joint venture, or structured acquisition, which, if effective, would create profitability for the Company and its shareholders. There are no present plans to pursue any acquisition at this time.

 (B) RESULTS OF OPERATIONS. We have no current business, and have had no operations in the last two fiscal years. This Issuer has no business or productive assets and remains essentially dormant, its activities limited to maintaining its corporate franchise in Texas, and making required periodic filings and disclosure.

 (C) LIQUIDITY AND CAPITAL RESOURCES. We have no capital resources and no liquidity. This Issuer has no business or productive assets and remains essentially dormant, its activities limited to maintaining its corporate franchise in Texas, and making required periodic filings and disclosure.


                         ITEM 7.  FINANCIAL STATEMENTS.

     Auditors Report of December 31, 1999 is filed herewith. These financial statements, attached thereto are incorporated herein by this reference as though fully set forth herein.


                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None.

             The Remainder of this Page is Intentionally left Blank

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------


                                     ITEM 9.
        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


     Jack Wells, President/Director, age 55, is also the president of ACX Industries, Inc., the largest shareholder of this reporting corporation. He has over twenty five years experience in all phases of the automobile industry, including nine years as the owner-operator of one of Houston's largest recycling operations, and six years as an independent automobile broker. He has served, on many occasions, as an automotive consultant to banks and financial institutions and as an expert automobile industry witness in court cases. In addition to his affiliation with this corporation, he is the owner of Wells Investments, which, through its subsidiaries, is a State of Texas licensed dealer of motorized vehicles. He attended South Texas University and the University of Houston, is a member of the National Automobile Dealers Association (NADA), the Houston Automobile Dealers Association, and the Harris County Used Auto and Truck Parts Association.

     Joe Kane, Secretary/Director, age 57, is also secretary and treasurer of ACX Industries. He is an attorney admitted to practice in both State and Federal Courts, and a member of the bar of the Supreme Court of the United States. He is currently serving as Chief Auditor for a division of a large hotel chain. From 1988 to 1990, he was employed as Director of Operations for a Texas based Life Insurance Company. Previously he was engaged in private practice of law and small business consulting for 14 years. He earned his Bachelor of Science, Business and Economics, from the Illinois Institute of Technology, a Master of Business Administration from Michigan State University, and his Juris Doctor from Loyola University School of Law.



                        ITEM 10.  EXECUTIVE COMPENSATION.

     The Officers and Directors devote an insubstantial amount of time to our affairs at this time and for the last several years. They serve without compensation.


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. The Registrant has only one class of stock; namely Common Stock.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure represents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes.

Please refer to explanatory notes if any, for clarification or additional information.


 Name and Address of Beneficial Owner        Amount        Percent
                                            of Ownership  of Class
------------------------------------------------------------------
Jack Wells  (1)  President/Director            5,000,000     73.50
PO Box 980459
Houston Texas 77098-0459
------------------------------------------------------------------
Joe Kane  (1)  Secretary/Director              5,000,000     73.50
PO Box 980459
Houston Texas 77098-0459
------------------------------------------------------------------
All Officers and Directors as a Group  (1)     5,000,000     73.50
==================================================================
ACX Industries Inc.  (1)                       5,000,000     73.50
PO Box 980459
Houston Texas
------------------------------------------------------------------
Total Shares Issued and Outstanding            6,802,434    100.00
==================================================================


 (1) The shares owned by ACX are treated as if owned by the Officers of this Issuer, by reason of their affiliation with that principal shareholder. They are the same 5,000,000 shares.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                      None.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A) FINANCIAL STATEMENTS. Exhibit F-99 Financial Statements: December 31, 1999 and 1998 (audited).


 (B)  FORM  8-K  REPORTS.  None.


 (C) EXHIBITS. Exhibit F-99 Financial Statements: December 31, 1999 and 1998 (audited).


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

                            COLONIAL INDUSTRIES, INC.
                               A TEXAS CORPORATION
Dated:  June  1,  2000
                                       by


   /s/                   /s/
Jack  Wells            Joe  Kane
President/Director     Secretary/Treasurer

--------------------------------------------------------------------------------
                                  EXHIBIT F-99
                          AUDITED FINANCIAL STATEMENTS:
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                          December  31,  1999  and  1998

                                 C O N T E N T S

Auditor's  Report                                                  11

Consolidated  Balance  Sheets                                      12

Consolidated  Statements  of  Operations                           13

Consolidated  Statements  of  Stockholders'  Equity                14

Consolidated  Statements  of  Cash  Flows                          15

Notes  to  the  Consolidated  Financial  Statements                16-18

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Colonial Industries, Inc.

We have audited the accompanying consolidated balance sheets of Colonial Industries, Inc. (a Development Stage Company) formerly known as Impact Energy, Inc., as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for years ended December 31, 1999, 1998, 1997 and from inception on January 1, 1990 through December 31,
1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colonial Industries, Inc. (a Development Stage Company) as of December 31, 1999 and 1998 and the results of its operations and cash flows for the years ended December 31, 1999, 1998, 1997 and from inception on January 1, 1990 through December 31, 1999 in conformity with generally accepted accounting principles.

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

/s/
Crouch,  Bierwolf  &  Chisholm
Salt  Lake  City,  Utah
March  22,  2000

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheets

                                                          December 31,
                                                         1999       1998
-------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                            $           0   $      0

Total Current Assets                                        0          0
=========================================================================
Total Assets                                    $           0   $      0
=========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                       49,577     49,577
Accrued Interest                                       44,038     39,145
-------------------------------------------------------------------------
Total Current Liabilites                               93,615     88,722
=========================================================================
Stockholders' Equity
Common Stock, authorized
75,000,000 shares of no par value,
issued and outstanding 6,802,434                            0          0
Additional Paid in Capital/(Discount on Stock)        (44,932)   (48,932)
Deficit Accumulated During the
Development Stage                                     (44,683)   (39,790)
-------------------------------------------------------------------------
Total Stockholders' Equity                            (93,615)   (88,722)
=========================================================================
Total Liabilities and Stockholders' Equity      $           0   $      0

   The accompanying notes are an integral part of these financial statements.

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Operations

                                                                                     Deficit
                                                                                   Accumulated
                                                   For the Years                   during the
                                                   ended December 31,              development
                                            1999                  1998      1997      Stage
------------------------------------------------------------------------------------------------
Revenues:                             $        0   $                 0   $     0   $          0

Expenses:
Fees                                           0                   645         0            645
Interest Expense                           4,893                 4,893     4,893         44,038
------------------------------------------------------------------------------------------------
Total Expense                              4,893                 5,538     4,893         44,683
------------------------------------------------------------------------------------------------
Net (Loss)                                (4,893)               (5,538)   (4,893)       (44,683)
------------------------------------------------------------------------------------------------
Net Loss Per Share                    $        0   $                 0    ($4.90)        ($0.03)
------------------------------------------------------------------------------------------------
Weighted Average Shares Outstanding    6,802,434             6,802,434       999      1,512,429
================================================================================================

   The accompanying notes are an integral part of these financial statements.

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                 Consolidated Statement of Stockholders' Equity

                                                                          Additional        Deficit
                                                                           Paid-In        Accumulated
                                                                           Capital         During the
                                                   Common Stock          (Discount on     Development
                                                Shares        Amount         Stock)          Stage
-----------------------------------------------------------------------------------------------------
Balance at  beginning of development
stage - January 1. 1990                             999  $ 13,110,115   $           0   ($13,159,047)
-----------------------------------------------------------------------------------------------------
Net Loss December 31, 1990-1997                       0             0               0        (34,252)
Balance, December 31, 1997                          999    13,110,115               0    (13,193,299)
-----------------------------------------------------------------------------------------------------
Fraction shares from stock split                  1,435             0               0              0

Shares issued for acquisition of Colonial
Industries and reorganization                 6,800,000   (13,110,115)        (48,932)    13,159,047
-----------------------------------------------------------------------------------------------------
Net Loss December 31, 1998                            0             0               0         (5,538)
Balance, December 31, 1998                    6,802,434             0         (48,932)       (39,790)
-----------------------------------------------------------------------------------------------------
Net Loss December 31, 1999                            0             0               0         (4,893)
Balance December 31, 1999                     6,802,434  $          0        ($48,932)      ($44,683)

   The accompanying notes are an integral part of these financial statements.

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                                                   January 1,
                                                                                 1990 (inception
                                                                                    of the
                                                                                  development
                                                 For the Years                    stage) to
                                               ended December 31,               December 31,
                                        1999                  1998       1997               1999
-------------------------------------------------------------------------------------------------
Cash Flows from Operating
Activities
-------------------------------------------------------------------------------------------------
Net Loss                             ($4,893)              ($5,538)   ($4,893)          ($44,683)
Adjustments to reconcile
net loss to net cash
provided by operations
Accrued expenses                       4,893                 5,538      4,893             44,683
-------------------------------------------------------------------------------------------------
Net Cash Flows used in
Operating Activities                       0                     0          0                  0
-------------------------------------------------------------------------------------------------
Cash Flows from Investment
Activities:                                0                     0          0                  0
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash            0                     0          0                  0
-------------------------------------------------------------------------------------------------
Cash, beginning of year                    0                     0          0                  0

Cash, end of year                   $      0   $                 0   $      0   $              0

Supplemental Cash Flow Information
Cash paid for:
Interest                            $      0   $                 0   $      0   $              0
Taxes                               $      0   $                 0   $      0   $              0

   The accompanying notes are an integral part of these financial statements.

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
                           December 31, 1999 and 1998

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


    The accompanying notes are an integral part of these financial statements

                            COLONIAL  INDUSTRIES,  INC.
                         (a  Development  Stage  Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE  1  -  Summary  of  Significant  Accounting  Policies  (Continued)


     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,700,000 that will be offset against future taxable income. These NOL carryforwards have already begun to expire and are limited to use based on ownership changes through acquisitions. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998:

                                                              December  31,
                                                         1999               1998
--------------------------------------------------------------------------------
     Deferred  tax  asset:
        NOL  carrryforward                        $     578,000    $     578,000
     Valuation  allowance                              (578,000)       (578,000)
--------------------------------------------------------------------------------
     Total                                              $     0          $     0
================================================================================


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

                            COLONIAL INDUSTRIES, INC.
                         (a  Development  Stage  Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


    The accompanying notes are an integral part of these financial statements
NOTE  4  -  Liens  and  Judgements

     The Company has two tax liens and one outstanding judgement. Taxes are owed to the IRS and the State of Texas in the amount of $9,812. An outstanding judgement of $39,120 is also outstanding on the records of the County Clerk of Dallas County, Texas. These liabilities are reflected on the records as accounts payable and estimated accrued interest on these obligations have also been recorded through December 31, 1999.

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