Form 10QSB
period 2000-03-31
COLONIAL INDUSTRIES INC
filed 2000-06-13
CIK 319620

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2000

                         COMMISSION FILE NUMBER:  0-9562

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

As  of  March  31,  2000,  the  number of shares outstanding of the Registrant's
Common  Stock  was  6,802,434.

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                          ITEM 1.  FINANCIAL STATEMENTS

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended March 31, 2000, as Exhibit QF1-00.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS
Reg  SB  303

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

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

       Exhibit QF1-00     Financial Statements (Un-Audited) March 31, 2000

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


March  31,  2000


                            COLONIAL INDUSTRIES, INC.

                          formerly  Impact Energy, Inc.

                                       by

/s/                    /s/
Joe  Kane              Jack  Wells
President/Director     Secretary/Treasurer

--------------------------------------------------------------------------------
                                 EXHIBIT QF1-00
                         UN-AUDITED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2000
--------------------------------------------------------------------------------

                            COLONIAL INDUSTRIES, INC.
                           BALANCE SHEETS (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                  And for the three months ended March 31, 2000

                                                         March 30,    December 30,
                                                             2000            1999
                                                       -----------  --------------
CURRENT ASSETS
Cash                                                   $        0   $           0
TOTAL CURRENT ASSETS                                            0               0
                                                       -----------  --------------
TOTAL ASSETS                                                    0               0
                                                       ===========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                           49,577          49,577
Accrued interest                                           45,261          44,038
                                                       -----------  --------------
Total Current Liabilities                                  94,838          93,615
                                                       -----------  --------------
STOCKHOLDERS' EQUITY
Common Stock, no par value; authorized 75,000,000
   shares of no par value, issued and outstanding;
   6,802,434,  6,802,434  shares respectively
Additional paid-in Capital (Discount on stock)            (48,932)        (48,932)
Accumulated Surplus (Deficit)                             (45,906)        (44,683)
                                                       -----------  --------------
Total Stockholders' Equity                                (94,838)        (93,615)
                                                       -----------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $        0   $           0
                                                       ===========  ==============

   The accompanying notes are an integral part of these financial statements.

                            COLONIAL INDUSTRIES, INC.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
               For the three months ended March 31, 2000 and 1999

                                                                   Deficit
                                                                 accumulated
                                                                  during the
                                        March 30,    March 30,    development
                                            2000         1999        stage
                                      -----------  -----------  -------------
REVENUES                              $        0   $        0   $          0
                                      -----------  -----------  -------------
EXPENSES
Professional fees                              0            0            645
Interest Expense                           1,223        1,223         45,261
                                      -----------  -----------  -------------
Total Operating Expense                    1,223        1,223         45,906
                                      -----------  -----------  -------------
NET INCOME (LOSS)                        ($1,223)     ($1,223)      ($45,906)
                                      ===========  ===========  =============
NET (LOSS) PER SHARE                   ($0.00018)   ($0.00018)     ($0.03035)
                                      ===========  ===========  =============
Weighted average shares outstanding    6,802,434    6,802,434      1,512,429
                                      ===========  ===========  =============

   The accompanying notes are an integral part of these financial statements.

                            COLONIAL INDUSTRIES, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
   For the period from inception of the Development Stage on January 1, 1990,
           For the fiscal years ended December 31, 1991, through 1999
                  And for the three months ended March 31, 2000

                                                                        From inception on
                                                                          January 1, 1990
                                                                              through
                                                March 30,    March 30,       March 31,
                                                  2000         1999             2000
                                            -----------  -----------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                              ($1,223)     ($1,223)            ($45,906)
Add item not requiring the use of cash           1,223        1,223               45,906
                                            -----------  -----------  -------------------
Net use of cash from operating activities            0            0                    0
                                            -----------  -----------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of common stock
Increase (decrease) in accounts payable
NET INCREASE IN CASH
CASH AT BEGINNING OF PERIOD                          0          -0-                  -0-
                                            -----------  -----------  -------------------
CASH AT END OF PERIOD                       $        0   $        0   $                0
                                            ===========  ===========  ===================

   The accompanying notes are an integral part of these financial statements.

                            COLONIAL INDUSTRIES, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
               For the three months ended March 31, 2000 and 1999

                                                                        Additional         Deficit
                                                                          Paid-in         Accumulated
                                                                          Capital         During the
                                           Common Stock                  (Discount on     Development
                                              Shares        Amount         Stock)            Stage
                                           ------------  -------------  --------------  -------------

Balance at beginning of development                 999  $ 13,110,115   $           0   ($13,159,047)
   stage - January 1, 1990
Net Loss December 31, 1990-1997                       0             0               0        (34,252)
                                           ------------  -------------  --------------  -------------
Balance December 31, 1997                           999    13,110,115               0    (13,193,299)

Fractional shares from stock split                1,435             0               0              0

Shares issued for acquisition of
   Colonial Industries and reorganization     6,800,000   (13,110,115)        (48,932)    13,159,047

Net Loss December 31, 1998                            0             0               0         (5,538)
                                           ------------  -------------  --------------  -------------
Balance December 31, 1998                     6,802,434             0         (48,932)       (39,790)
-----------------------------------------------------------------------------------------------------
Net (Loss) for the period ended
     December 31, 1999                                0             0               0         (4,893)
                                           ------------  -------------  --------------  -------------
Balance December 31, 1999                     6,802,434             0         (48,932)       (44,683)

Net (Loss) for the period ended
     March 31, 2000                                   0             0               0         (1,223)
                                           ------------  -------------  --------------  -------------
Balance March 31, 2000                        6,802,434  $          0        ($48,932)      ($45,906)
                                           ============  =============  ==============  =============

   The accompanying notes are an integral part of these financial statements.

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
                             March 31, 2000 and 1999

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

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

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

     Deferred tax assets and the valuation account is as follows at March 31, 2000 and December 31, 1999 and 1998.
March  31,               December  31,

                                      2000               1999               1998
--------------------------------------------------------------------------------
     Deferred  tax  asset:
     NOL  carrryforward                   $  578,000     $  578,000     $578,000
     Valuation  allowance                  (578,000)     (578,000)     (578,000)
--------------------------------------------------------------------------------
     Total                               -0-               -0-               -0-
================================================================================

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

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

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

NOTE  4  -  Liens  and  Judgments

     The Company has two tax liens and one outstanding judgment. Taxes are owed to the IRS and the State of Texas in the amount of $9,812. An outstanding judgment of $39,120 is also outstanding on the records of the County Clerk of Dallas County, Texas. These liabilities are reflected on the records as accounts payable and accrued interest on these obligations have also been recorded through March 31, 2000.