Form 10QSB
period 2000-09-30
COLONIAL INDUSTRIES INC
filed 2000-10-12
CIK 319620

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2000

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

Registrant's telephone number, including area code: (713) 592-8002

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Yes [ ] No [X] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 6,802,434.

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

    Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit  | FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
00QF-2   | UN-AUDITED FINANCIAL STATEMENTS for the three months and nine
         | months ended September 30, 2000
================================================================================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

(a) PLAN OF OPERATION. On October 2, 2000, management intends to enter into a Consulting Agreement with Quantum Bit Induction Technology, Incorporated (Qbit) of Houston, Texas wherein, beginning in October, 2000, Qbit will provide services to the Company for the development of strategic and implementation plans for the Company to enter the aerospace industry. Such plans will have a focus on recreational space travel and the technologies and other considerations necessary to provide economical, recreational access to space for consumers. The described plans will be submitted to the Company on or before March 31, 2001 and will be provided in html format. The Company will pay a fee to Qbit for the Services in the amount of 100,000 of the Company's common shares upon delivery of the Services described above. Upon ratification and acceptance by the Company's Board of Directors and/or shareholders of the Services submitted by Qbit, the Company will pay a bonus fee to Qbit of 240,000 of its common shares.

(b) RESULTS OF OPERATIONS. We have no current business, and have had no operations in the last two fiscal years. This Issuer has no business or productive assets and remains essentially dormant, its activities limited to maintaining its corporate franchise in Texas, and making required periodic filings and disclosures.

(c) LIQUIDITY AND CAPITAL RESOURCES. We have no capital resources and no liquidity. This Issuer has no business or productive assets and remains essentially dormant, its activities limited to maintaining its corporate franchise in Texas, and making required periodic filings and disclosure.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS  None

ITEM 2. CHANGE IN SECURITIES.  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.  None

ITEM 5. OTHER INFORMATION.  None

ITEM 6. REPORTS ON FORM 8-K.  None

                                    EXHIBITS

--------------------------------------------------------------------------------
Exhibit  | FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
00QF-2   | UN-AUDITED FINANCIAL STATEMENTS for the three months and nine
         | months ended September 30, 2000
================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

September 30, 2000


                            COLONIAL INDUSTRIES, INC.

                          formerly IMPACT ENERGY, INC.

                                       by

/s/                                                      /s/
    Joe Kane                                                 Jack Wells
    PRESIDENT/DIRECTOR                                       SECRETARY/TREASURER

                                 EXHIBIT 00QF-3

                         UN-AUDITED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS AND NINE MONTHS ENDED

                               SEPTEMBER 30, 2000

                            COLONIAL INDUSTRIES, INC.
                           BALANCE SHEETS (UNAUDITED)
                   for the fiscal year ended December 31, 1999
                and for the nine months ended September 30, 2000

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          2000         1999
                                                        --------     --------

                                     ASSETS

CURRENT ASSETS

        Cash ........................................   $    -0-     $    -0-

TOTAL CURRENT ASSETS ................................        -0-          -0-
                                                        --------     --------

TOTAL ASSETS ........................................   $    -0-     $    -0-
                                                        ========     ========


                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable ................................   $ 49,577     $ 49,577
    Accrued interest ................................     47,709       44,038
                                                        --------     --------
        Total Current Liabilities ...................     97,286       93,615
                                                        --------     --------

STOCKHOLDERS' EQUITY

    Common Stock, no par value; authorized 75,000,000 shares of no par value, issued and outstanding;
      6,802,434, 6,802,434 shares respectively

    Additional paid-in Capital (Discount on stock) ..    (48,932)     (48,932)

    Accumulated Surplus (Deficit) ...................    (48,354)     (44,683)
                                                        --------     --------

Total Stockholders' Equity ..........................    (97,286)     (93,615)
                                                        --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........   $    -0-     $    -0-
                                                        ========     ========

                   The accompanying notes are an integral part
                         of these financial statements.

                                    page F-1

                            COLONIAL INDUSTRIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                           September 30, 1999 and 2000

                                                                                              DEFICIT
                            FROM JULY        FROM JULY      FROM JANUARY    FROM JANUARY    ACCUMULATED
                            1, 2000 TO      1, 1999 TO       1, 2000 TO      1, 1999 TO      DURING THE
                           SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,   DEVELOPMENT
                               2000            1999             2000            1999           STAGE
                            -----------     -----------     -----------     -----------     -----------
Revenues                    $       -0-     $       -0-         $   -0-         $   -0-         $   -0-
                            -----------     -----------     -----------     -----------     -----------
Expenses
  Professional fees ....            645
  Interest expense .....          1,224           1,224           3,671           3,671          47,709
                            -----------     -----------     -----------     -----------     -----------
Net Loss from Operations          1,224           1,224           3,671           3,671          48,354
Net Income (Loss) ......    $    (1,224)         (1,224)    $    (3,671)    $    (3,671)    $   (48,354)
                            ===========     ===========     ===========     ===========     ===========
Loss per Share .........    $  (0.00018)    $       -0-     $  (0.00054)    $       -0-     $  (0.03197)
                            ===========     ===========     ===========     ===========     ===========
Weighted Average
  Shares Outstanding ...      6,802,434       6,802,434       6,802,434       6,802,434       1,512,429
                            ===========     ===========     ===========     ===========     ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                                    page F-2

                            COLONIAL INDUSTRIES, INC.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) for the period from inception of the Development Stage on January 1, 1990, for the fiscal years ended December 31, 1991, through 1999 and for the nine months ended September 30, 2000

                                                                                ADDITIONAL        DEFICIT
                                                                                 PAID-IN        ACCUMULATED
                                                                                  CAPITAL        DURING THE
                                                     COMMON STOCK              (DISCOUNT ON     DEVELOPMENT
                                                SHARES           AMOUNT           STOCK)            STAGE
                                             ------------     ------------     ------------     ------------
Balance at beginning of development .....             999     $ 13,110,115     $                $(13,159,047)
   stage - January 1, 1990

Net Loss December 31, 1990-1997 .........                                                            (34,252)
                                             ------------     ------------     ------------     ------------

Balance December 31, 1997 ...............             999       13,110,115                0      (13,193,299)

Fractional shares from stock split ......           1,435

Shares issued for acquisition of
   Colonial Industries and reorganization       6,800,000      (13,110,115)         (48,932)      13,159,047

Net Loss December 31, 1998 ..............                                                             (5,538)
                                             ------------     ------------     ------------     ------------

Balance December 31, 1998 ...............       6,802,434                           (48,932)         (39,790)

Net (Loss) for the period ended
     December 31, 1999 ..................                                                             (4,893)
                                             ------------     ------------     ------------     ------------

Balance December 31, 1999 ...............       6,802,434                           (48,932)         (44,683)

Net (Loss) for the period ended
     September 30, 2000 .................                                                             (3,671)
                                             ------------     ------------     ------------     ------------

Balance September 30, 2000 ..............       6,802,434     $          0     $    (48,932)    $    (48,354)
                                             ============     ============     ============     ============

                   The accompanying notes are an integral part
                         of these financial statements.

                                    page F-3

                            COLONIAL INDUSTRIES, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
              for the nine months ended September 30, 2000 and 1999

                                                                        FROM INCEPTION ON
                                                                         JANUARY 1, 1990
                                                                             THROUGH
                                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                               2000            1999            2000
                                           ------------    ------------ -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss) .....................    $ (3,671)       $ (3,671)       $(48,354)
  Add item not requiring the use of cash        3,671           3,671          48,354
                                             --------        --------        --------

Net use of cash from operating activities           0               0               0
                                             --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Issuance of common stock

  Increase (decrease) in accounts payable

NET INCREASE IN CASH

CASH AT BEGINNING OF PERIOD .............         -0-             -0-             -0-
                                             --------        --------        --------

CASH AT END OF PERIOD ...................    $    -0-        $    -0-        $    -0-
                                             ========        ========        ========

                   The accompanying notes are an integral part
                         of these financial statements.

                                    page F-4

                            COLONIAL INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


Colonial Industries, Inc.


NOTES TO FINANCIAL STATEMENTS

      Colonial Industries, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

UNAUDITED INFORMATION

      The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.