Form 10KSB
period 2000-12-31
COLONIAL INDUSTRIES INC
filed 2001-10-17
CIK 319620

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

Not[X] (Indicate by check mark whether if disclosure of delinquent filers (229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of December 31, 2000, the aggregate number of shares held by non-affiliates was approximately 1,802,434 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of December 31, 2000, the number of shares outstanding of the Registrant's Common Stock was 6,802,434.



                       Exhibit Index is found on page 8

--------------------------------------------------------------------------------

                                     PART I

--------------------------------------------------------------------------------


                        ITEM 1. DESCRIPTION OF BUSINESS.


 (A) HISTORICAL INFORMATION. Colonial Industries, Inc., formerly Impact Energy, Inc., is a Texas corporation, originally a Colorado corporation organized April 1, 1980, formed to engage in exploration for, development and sale of, oil and gas. During March of 1988, Impact contributed all its producing oil and gas properties to Southwest Sites, Inc., and distributed the ownership of Southwest to the shareholders of Impact. After the disposition, Impact began pursuing investment opportunities in the financial services industry. Impact made public announcements during 1988 of its intention to pursue the acquisition of failed Banks and Savings and Loans, in the State of Texas. No acquisitions were made in 1988, although I pact did provide funding with respect to two Texas Banks. The Company became inactive in 1989 and has remained so to date.

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

                           ITEM 3. LEGAL PROCEEDINGS.

The Company has two tax liens and one outstanding judgement. Taxes are owed to the IRS and the State of Texas in the amount of $9,812. An outstanding judgement of $39,120 is also outstanding on the records of the County clerk of Dallas County, Texas. These liabilities are reflected on the records as accounts payable and estimated accrued interest on these obligations have also been recorded through December 31, 2000.

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

--------------------------------------------------------------------------------

                                     PART II

--------------------------------------------------------------------------------


            ITEM 5. MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


(A) MARKET INFORMATION. We have one class of securities, No Par Common Stock (Common Stock ). As of the date of this Annual Report, the securities of the Issuer are not traded over the counter or on any trading exchange. There is no assurance of any future trading in or of the securities of this Issuer. As of December 31, 2000, the Company has issued and outstanding 6,802,434 shares of Common Stock. There stands of record 1,802,434 unrestricted free-trading, and 5,000,000 issued as Restricted Securities.

(B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 2000 was 1,172.

(C) DIVIDENDS. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future. No other dividends have been paid or declared by the Issuer and none are anticipated.

(D) SALES OF UNREGISTERED COMMON STOCK DURING 1999. None.


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


                          ITEM 7. FINANCIAL STATEMENTS.

Auditors Report of December 31, 2000 is filed herewith. These financial statements, attached thereto are incorporated herein by this reference as though fully set forth herein.


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

Joe Kane, Secretary/Director, age 57, is also secretary and treasurer of ACX Industries. He is an attorney admitted to practice in both State and Federal Courts, and a member of the bar of the Supreme Court of the United States. He is currently serving as Chief Auditor for a division of a large hotel chain. From 1988 to 1990, he was employed as Director of Operations for a Texas based Life Insurance Company. Previously, he was engaged in private practice of law and small business consulting for 14 years. He earned his Bachelor of Science, Business and Economics, from the Illinois Institute of Technology, a Master of Business Administration from Michigan State University, and his Juris Doctor from Loyola University School of Law.



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


Name and Address of Beneficial Owner                  Amount           Percent
                                                of Ownership          of Class
------------------------------------------------------------------------------

Jack Wells (1) President/Director                 5,000,000             73.50
PO Box 980459
Houston Texas 77098-0459

------------------------------------------------------------------------------

Joe Kane (1) Secretary/Director                   5,000,000             73.50
PO Box 980459
Houston Texas 77098-0459

------------------------------------------------------------------------------

All Officers and Directors as a Group (1)         5,000,000             73.50

==============================================================================

ACX Industries Inc. (1)                           5,000,000             73.50
PO Box 980459
Houston Texas

------------------------------------------------------------------------------

Total Shares Issued and Outstanding               6,802,434            100.00

==============================================================================


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


           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.


              ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                              REPORTS ON FORM 8-K.


(A) FINANCIAL STATEMENTS. Exhibit F-99 Financial Statements: December 31, 1999 and 1998 (audited).


(B) FORM 8-K REPORTS. None.


(C) EXHIBITS. Exhibit F-00 Financial Statements: December 31, 2000 and 1999 (audited).


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


Dated:  September 10,  2001


                            COLONIAL INDUSTRIES, INC.
                               A TEXAS CORPORATION

                                       by


/s/                                                                        /s/
Jack Wells                                                            Joe Kane
President/Director                                         Secretary/Treasurer

--------------------------------------------------------------------------------

                                  EXHIBIT F-00
                          AUDITED FINANCIAL STATEMENTS:
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

                            COLONIAL INDUSTRIES, INC.
                           BALANCE SHEETS (UNAUDITED)
              for the fiscal years ended December 31, 1999 and 2000

                                                                                  December 31,       December 31,
                                                                                     2000               1999
                                                                                 --------------     --------------
                             ASSETS

CURRENT ASSETS

        Cash                                                                           $ -0-              $ -0-

TOTAL CURRENT ASSETS                                                                     -0-                -0-
                                                                                   ---------          ---------

TOTAL ASSETS                                                                           $ -0-              $ -0-
                                                                                   =========          =========


               LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                                               $  50,430          $  49,577
    Accounts payable - related party                                                   2,040
    Accrued interest                                                                  48,931             44,038
                                                                                   ---------          ---------
        Total Current Liabilities                                                    101,401             93,615
                                                                                   ---------          ---------

STOCKHOLDERS' EQUITY

    Common Stock, no par value; authorized 75,000,000 shares of no par value, issued and outstanding; 70,049,340 and 68,024,340 shares respectively
    Additional paid-in Capital (Discount on stock)                                   (48,932)           (48,932)

    Accumulated Surplus (Deficit)                                                    (52,469)           (44,683)
                                                                                   ---------          ---------

Total Stockholders' Equity                                                          (101,401)           (93,615)
                                                                                   ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $       0              $ -0-
                                                                                   =========          =========



                  The accompanying notes are an integral part
                         of these financial statements.

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                                Deficit
                                                                    for the years                             accumulated
                                                                    ended December 31,                         during the
                                                ---------------------------------------------------            development
                                                    2000                 1999                1998                 stage
                                                -----------          -----------          -----------          -----------
Revenues                                        $       -0-          $       -0-          $       -0-          $       -0-
                                                -----------          -----------          -----------          -----------

Expenses

  General & administrative                            2,893                                       645                3,538
                                                -----------          -----------          -----------          -----------

Total Operating Expenses                              2,893                                       645                3,538
                                                -----------          -----------          -----------          -----------

Net Operating Loss                                   (2,893)               (--)                  (645)              (3,538)

Other Income (Expense)

  Interest expense                                   (4,893)              (4,893)              (4,893)             (48,931)
                                                -----------          -----------          -----------          -----------

    Total Other Income (Expense)                     (4,893)              (4,893)              (4,893)             (48,931)
                                                -----------          -----------          -----------          -----------

Net Income (Loss)                               $    (7,786)         $    (4,893)         $    (5,538)         $   (52,469)
                                                ===========          ===========          ===========          ===========

Net Income (Loss) per Share                     $  (0.00114)         $  (0.00072)         $  (0.00081)         $  (0.02570)
                                                ===========          ===========          ===========          ===========

Weighted Average
    Shares Outstanding                            6,802,434            6,802,434            6,802,434            2,041,430
                                                ===========          ===========          ===========          ===========

                   The accompanying notes are an integral part
                         of these financial statements.


                                    page F-2

                            COLONIAL INDUSTRIES, INC.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) for the period from inception of the Development Stage on January 1, 1990, and for the fiscal years ended December 31, 1991, through 2000


                                                                                              Additional             Deficit
                                                                                               Paid-in             Accumulated
                                                                                               Capital             During the
                                                             Common Stock                    (Discount on          Development
                                                        Shares              Amount              Stock)                Stage
                                                     ------------        ------------        ------------        ------------
Balance at beginning of development                           999        $ 13,110,115        $                   $(13,159,047)
   stage - January 1, 1990

Net Loss December 31, 1990-1997                                                                                       (34,252)
                                                     ------------        ------------        ------------        ------------

Balance December 31, 1997                                     999          13,110,115                   0         (13,193,299)

Fractional shares from stock split                          1,435

Shares issued for acquisition of
   Colonial Industries and reorganization               6,800,000         (13,110,115)            (48,932)         13,159,047

Net Loss December 31, 1998                                                                                             (5,538)
                                                     ------------        ------------        ------------        ------------

Balance December 31, 1998                               6,802,434                                 (48,932)            (39,790)

Net (Loss) for the period ended
     December 31, 1999                                                                                                 (4,893)
                                                     ------------        ------------        ------------        ------------

Balance December 31, 1999                               6,802,434                                 (48,932)            (44,683)

Net (Loss) for the period ended
     December 31, 2000                                                                                                 (7,786)
                                                     ------------        ------------        ------------        ------------

Balance September 30, 2000                              6,802,434        $          0        $    (48,932)       $    (52,469)
                                                     ============        ============        ============        ============



                  The accompanying notes are an integral part
                         of these financial statements.



                                    page F-3

COLONIAL INDUSTRIES, INC.
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

                                                                                        From inception on
                                                             For the periods             January 1, 1990
                                                            ended September 30,              through
                                                         -------------------------        September 30,
                                                            2001            2000              2001
                                                         --------         --------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                        $ (5,209)        $ (5,840)         $(57,678)
Adjustments to reconcile net loss to
  net cash provided by operations
  Account payable & accruals                                5,209            5,840            57,678
                                                         --------         --------          --------

Net cash flows from operating activities                        0                0                 0
                                                         --------         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES                            0                0                 0
                                                         --------         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES                            0                0                 0
                                                         --------         --------          --------
                                                                0                0                 0

NET INCREASE IN CASH

CASH AT BEGINNING OF PERIOD                                   -0-              -0-               -0-
                                                         --------         --------          --------

CASH AT END OF PERIOD                                       $ -0-            $ -0-             $ -0-
                                                         ========         ========          ========

Supplemental Cash Flow Information
  Cash Paid for:
     Interest                                            $      0         $      0          $      0
     Taxes                                               $      0         $      0          $      0



                  The accompanying notes are an integral part
                         of these financial statements.



                                    page F-4

                           COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
                           December 31, 2000 and 1999


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

                                                         INCOME (LOSS)          SHARES            PER SHARE
                                                          (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                            ------------  -------------------- -----------------
           For the year ended December 31, 2000:
           Basic EPS:
           Income (loss) to common shareholders            $  (7,786)          6,802,434          $      --
                                                           =========           =========          =========

           For the year ended December 31, 1999:
           Basic EPS:
           Income (loss) to common shareholders            $  (4,893)          6,802,434          $      --
                                                           =========           =========          =========

           For the year ended December 31, 1998:
           Basic EPS:
           Income (loss) to common shareholders            $  (5,538)          6,802,434          $      --
                                                           =========           =========          =========

   The accompanying notes are an integral part of these financial statements.

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - Summary of Significant Accounting Policies (Continued)

         c.  Earnings (Loss) Per Share (Continued)

                                                            INCOME (LOSS)       SHARES          PER SHARE
                                                             (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                                           ---------------   --------------   -------------
           From January 1, 1990 (inception of the
             development stage) to December 31, 2000:
           Basic EPS:
           Income (loss) to common shareholders             $     (52,469)       2,041,430     $      (.02)
                                                            =============     ============     ===========

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

      Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999:

                                                  December 31,
                                            2000               1999
                                         ---------          ---------
      Deferred tax asset:
         NOL carrryforward               $ 578,000          $ 578,000
      Valuation allowance                 (578,000)          (578,000)
                                         ---------          ---------
      Total                              $      --          $      --
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

                           COLONIAL INDUSTRIES, INC.
                         (a Development Stage Company)
                Notes to The Consolidated Financial Statements
                          December 31, 2000 and 1999

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

NOTE 4 - Liens and Judgements

      The Company has two tax liens and one outstanding judgement. Taxes are owed to the IRS and the State of Texas in the amount of $9,812. An outstanding judgement of $39,120 is also outstanding on the records of the County Clerk of Dallas County, Texas. These liabilities are reflected on the records as accounts payable and estimated accrued interest on these obligations have also been recorded through December 31, 2000.

NOTE 5 - Related Party Transactions

      During 2000, an officer of the Company paid $2,040 of expenses on behalf of the Company. There were no payments to the officer during 2000. The balance payable at December 31, 2000 is $2,040.

NOTE 6 - Stock Split

      On April 23, 1998, the Company authorized a 1 for 75,000 reverse stock split. These financial statements have been retroactively restated to reflect the split. The par value has also been retroactively restated.




   The accompanying notes are an integral part of these financial statements.