Form 10QSB
period 2001-03-31
COLONIAL INDUSTRIES INC
filed 2001-10-17
CIK 319620

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2001

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

As of March 31, 2001, the number of shares outstanding of the Registrant's Common Stock was 6,802,434.

                        PART I: FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

    Attached hereto and incorporated herein by this reference are the following financial statements:


================================================================================
Exhibit  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
01QF-2   UN-AUDITED FINANCIAL STATEMENTS for the three months ended
         March 31, 2001
================================================================================


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

 (B) RESULTS OF OPERATIONS. We have no current business, and have had no operations in the last two fiscal years. Its recorded "operating expenses" of $5,209 consist of corporate maintenance expenses, legal, professional, certificate and transfer agency, accounting, auditing and interest. The Issuer has no assets or revenue

 (C) LIQUIDITY AND CAPITAL RESOURCES. The Issuer has no present capital resource and accordingly no liquidity. It has accrued liabilities of $106,610, of which $54,009 is principal and $52,601 is interest. This Issuer has no business or productive assets and remains essentially dormant, its activities limited to maintaining its corporate franchise in Texas, and making required periodic filings and disclosures.

                          PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS None

ITEM 2.  CHANGE IN SECURITIES. None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. None

ITEM 5.  OTHER INFORMATION. None

ITEM 6. REPORTS ON FORM 8-K. None

                                   EXHIBITS

================================================================================
Exhibit  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
01QF-2   UN-AUDITED FINANCIAL STATEMENTS for the three months ended
         March 31, 2001
================================================================================

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


March 31, 2001


                          COLONIAL INDUSTRIES, INC.

                         formerly IMPACT ENERGY, INC.



                                      by



/s/                                                                        /s/
Joe Kane                                                            Jack Wells
PRESIDENT/DIRECTOR
SECRETARY/TREASURER

                                EXHIBIT 00QF-3

                       UN-AUDITED FINANCIAL STATEMENTS

                          FOR THE THREE MONTHS ENDED

                                MARCH 31, 2001

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,         December 31,
                                                                          2001               2000
                                                                        ---------        -------------
                                                                       (Unaudited)
                           ASSETS

CURRENT ASSETS

        Cash                                                            $     -0-          $     -0-
                                                                        ---------          ---------

TOTAL CURRENT ASSETS                                                          -0-                -0-
                                                                        ---------          ---------

TOTAL ASSETS                                                            $     -0-          $     -0-
                                                                        =========          =========



             LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                                    $  50,943          $  50,430
    Accounts payable - related party                                        2,040              2,040
    Accrued interest                                                       50,154             48,931
                                                                        ---------          ---------
        Total Current Liabilities                                         103,137            101,401
                                                                        ---------          ---------

STOCKHOLDERS' EQUITY

    Common Stock, no par value; authorized 75,000,000
       shares of no par value, issued and outstanding;
       6,802,434 and 6,802,434 shares respectively
    Additional paid-in Capital (Discount on stock)                        (48,932)           (48,932)

    Accumulated Surplus (Deficit)                                         (54,205)           (52,469)
                                                                        ---------          ---------

Total Stockholders' Equity                                               (103,137)          (101,401)
                                                                        ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $       0          $     -0-
                                                                        =========          =========

                   The accompanying notes are an integral part
                         of these financial statements.



                                    page F-1

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                          Inception
                                                           For the periods                (January 1,
                                                           ended March 31,                1990) thru
                                                   ------------------------------           March 31,
                                                       2001               2000               2001
                                                   ------------------------------        ------------
Revenues                                           $       -0-        $       -0-        $       -0-
                                                   -----------        -----------        -----------

Expenses

  General & administrative                                 513                723              4,051
                                                   -----------        -----------        -----------

Total Operating Expenses                                   513                723              4,051
                                                   -----------        -----------        -----------

Net Operating Loss                                        (513)              (723)            (4,051)

Other Income (Expense)

  Interest expense                                      (1,223)            (1,223)           (50,154)
                                                   -----------        -----------        -----------

    Total Other Income (Expense)                        (1,223)            (1,223)           (50,154)
                                                   -----------        -----------        -----------

Net Income (Loss)                                  $    (1,736)       $    (1,946)       $   (54,205)
                                                   ===========        ===========        ===========

Net Income (Loss) per Share                        $     (0.00)       $     (0.00)       $     (0.03)
                                                   ===========        ===========        ===========

Weighted Average
    Shares Outstanding                               6,802,434          6,802,434          2,157,235
                                                   ===========        ===========        ===========



                      Theaccompanying notes are an integral
                       part of these financial statements.


                                    page F-2

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)


                                                                                             From inception on
                                                                   For the periods            January 1, 1990
                                                                   ended March 31,                through
                                                              --------------------------          March 31,
                                                                2001              2000              2001
                                                              --------          --------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                                           $ (1,736)         $ (1,946)        $(54,205)
  Adjustments to reconcile net loss to
    net cash provided by operations
    Accounts payable & accruals                                 31,736             1,946           54,205
                                                              --------          --------         --------

Net cash flows from operating activities                             0                 0                0
                                                              --------          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES                                 0                 0                0
                                                              --------          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES                                 0                 0                0
                                                              --------          --------         --------
                                                                     0                 0                0
NET INCREASE IN CASH

CASH AT BEGINNING OF PERIOD                                        -0-               -0-              -0-
                                                              --------          --------         --------

CASH AT END OF PERIOD                                         $    -0-          $    -0-         $    -0-
                                                              ========          ========         ========


Supplemental Cash Flow Information
  Cash Paid for:
    Interest                                                  $      0          $      0         $      0
    Taxes                                                     $      0          $      0         $      0



                     The accompanying notes are an integral
                       part of these financial statements.



                                    page F-4

                            COLONIAL INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Colonial Industries, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended March 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

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