Form 10QSB
period 2001-06-30
COLONIAL INDUSTRIES INC
filed 2001-10-17
CIK 319620

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2001

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

As of June 30, 2001, the number of shares outstanding of the Registrant's Common Stock was 6,802,434.

                        PART I: FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

    Attached hereto and incorporated herein by this reference are the following financial statements:

================================================================================
Exhibit  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
01QF-2   UN-AUDITED FINANCIAL STATEMENTS for the three months and six months ended June 30, 2001
================================================================================


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

 (B) RESULTS OF OPERATIONS. We have no current business, and have had no operations in the last two fiscal years. Its recorded "operating expenses" of $5,209 consist of corporate maintenance expenses, legal, professional, certificate and transfer agency, accounting, auditing and interest. The Issuer has no assets or revenue

 (C) LIQUIDITY AND CAPITAL RESOURCES. . The Issuer has no present capital resource and accordingly no liquidity. It has accrued liabilities of $106,610, of which $54,009 is principal and $52,601 is interest. This Issuer has no business or productive assets and remains essentially dormant, its activities limited to maintaining its corporate franchise in Texas, and making required periodic filings and disclosures.

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

ITEM 5.  OTHER INFORMATION. None

ITEM 6. REPORTS ON FORM 8-K. None

                                   EXHIBITS

================================================================================
Exhibit  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
01QF-2   UN-AUDITED FINANCIAL STATEMENTS for the three months and six months ended June 30, 2001
================================================================================

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


June 30, 2001


                          COLONIAL INDUSTRIES, INC.

                         formerly IMPACT ENERGY, INC.



                                      by




/s/                                                                        /s/
Joe Kane                                                            Jack Wells
PRESIDENT/DIRECTOR
SECRETARY/TREASURER

                                EXHIBIT 00QF-3

                       UN-AUDITED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS AND SIX MONTHS ENDED

                                JUNE 30, 2001

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                           June 30,       December 31,
                                                                                             2001             2000
                                                                                           ---------      ------------
                                                                                          (Unaudited)
                                       ASSETS

      CURRENT ASSETS

              Cash                                                                             $ -0-           $ -0-
                                                                                           ---------       ---------

      TOTAL CURRENT ASSETS                                                                       -0-             -0-
                                                                                           ---------       ---------

      TOTAL ASSETS                                                                             $ -0-           $ -0-
                                                                                           =========       =========



                           LIABILITIES & STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES

          Accounts payable                                                                 $  51,456       $  50,430
          Accounts payable - related party                                                     2,040           2,040
          Accrued interest                                                                    51,378          48,931
                                                                                           ---------       ---------
              Total Current Liabilities                                                      104,874         101,401
                                                                                           ---------       ---------

      STOCKHOLDERS' EQUITY

          Common Stock, no par value; authorized 75,000,000 shares of no par value, issued and outstanding; 6,802,434 and 6,802,434 shares respectively
          Additional paid-in Capital (Discount on stock)                                     (48,932)        (48,932)

          Accumulated Surplus (Deficit)                                                      (55,942)        (52,469)
                                                                                           ---------       ---------

      Total Stockholders' Equity                                                            (104,874)       (101,401)
                                                                                           ---------       ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $       0           $ -0-
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

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                                    Inception
                                             From April        From April       From January       From January    (January 1,
                                            1, 2001 to         1, 2000 to        1, 2001 to         1, 2000 to      1990) thru
                                             June 30,           June 30,          June 30,           June 30,        June 30,
                                              2,001              2,000             2,001              2,000            2001
                                           -----------------------------       -----------------------------       -----------
Revenues                                         $ -0-             $ -0-             $ -0-             $ -0-             $ -0-
                                           -----------       -----------       -----------       -----------       -----------
Expenses

  General & administrative                         513               723             1,026             1,446             4,564
                                           -----------       -----------       -----------       -----------       -----------

Total Operating Expenses                           513               723             1,026             1,446             4,564
                                           -----------       -----------       -----------       -----------       -----------

Net Operating Loss                                (513)             (723)           (1,026)           (1,446)           (4,564)

Other Income (Expense)

  Interest expense                              (1,224)           (1,223)           (2,447)           (2,447)          (51,378)
                                           -----------       -----------       -----------       -----------       -----------

    Total Other Income (Expense)                (1,224)           (1,223)           (2,447)           (2,447)          (51,378)
                                           -----------       -----------       -----------       -----------       -----------

Net Income (Loss)                          $    (1,737)      $    (1,946)      $    (3,473)      $    (3,893)      $   (55,942)
                                           ===========       ===========       ===========       ===========       ===========

Net Income (Loss) per Share                $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)      $     (0.02)
                                           ===========       ===========       ===========       ===========       ===========

Weighted Average
    Shares Outstanding                       6,802,434         6,802,434         6,802,434         6,802,434         2,267,811
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

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

                                                                                          From inception on
                                                                 For the periods           January 1, 1990
                                                                  ended June 30,               through
                                                            --------------------------         June 30,
                                                              2001              2000             2001
                                                            --------          --------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                                         $ (3,473)         $ (3,893)        $(55,942)
  Adjustments to reconcile net loss to
    net cashprovided by operations
    Accounts payable & accruals                                3,473             3,893           55,942
                                                            --------          --------         --------

Net cash flows from operating activities                           0                 0                0
                                                            --------          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES                               0                 0                0
                                                            --------          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES                               0                 0                0
                                                            --------          --------         --------
                                                                   0                 0                0
NET INCREASE IN CASH

CASH AT BEGINNING OF PERIOD                                      -0-               -0-              -0-
                                                            --------          --------         --------

CASH AT END OF PERIOD                                          $ -0-             $ -0-            $ -0-
                                                            ========          ========         ========


Supplemental Cash Flow Information
  Cash Paid for:
    Interest                                                $      0          $      0         $      0
    Taxes                                                   $      0          $      0         $      0


                     The accompanying notes are an integral
                       part of these financial statements.


                                    page F-4

                            COLONIAL INDUSTRIES, INC.
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 June 30, 2001



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Colonial Industries, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended June 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

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