Form 10QSB
period 2001-09-30
COLONIAL INDUSTRIES INC
filed 2001-10-17
CIK 319620

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2001

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

As of September 30, 2001, the number of shares outstanding of the Registrant's Common Stock was 6,802,434.

                        PART I: FINANCIAL INFORMATION

                        ITEM 1. FINANCIAL STATEMENTS

    Attached hereto and incorporated herein by this reference are the following financial statements:


================================================================================
Exhibit  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
01QF-2   UN-AUDITED FINANCIAL STATEMENTS for the three months and nine months ended September 30, 2001
================================================================================


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

ITEM 1.  LEGAL PROCEEDINGS None

ITEM 2.  CHANGE IN SECURITIES. None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. None

ITEM 5.  OTHER INFORMATION. None

ITEM 6. REPORTS ON FORM 8-K. None

                                  EXHIBITS

================================================================================
Exhibit  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
01QF-2   UN-AUDITED FINANCIAL STATEMENTS for the three months and nine months ended September 30, 2001
================================================================================

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


September 30, 2001


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




/s/                                                                        /s/
Joe Kane                                                            Jack Wells
PRESIDENT/DIRECTOR
SECRETARY/TREASURER

                               EXHIBIT 00QF-3

                       UN-AUDITED FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS AND NINE MONTHS ENDED

                             SEPTEMBER 30, 2001

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                  September 30,     December 31,
                                                                                      2001             2000
                                                                                 ---------------  ---------------
                                                                                   (Unaudited)
                           ASSETS

CURRENT ASSETS

        Cash                                                                            $ -0-            $ -0-
                                                                                    ---------        ---------

TOTAL CURRENT ASSETS                                                                      -0-              -0-
                                                                                    ---------        ---------

TOTAL ASSETS                                                                            $ -0-            $ -0-
                                                                                    =========        =========



              LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                                                $  51,969        $  50,430
    Accounts payable - related party                                                    2,040            2,040
    Accrued interest                                                                   52,601           48,931
                                                                                    ---------        ---------
        Total Current Liabilities                                                     106,610          101,401
                                                                                    ---------        ---------

STOCKHOLDERS' EQUITY

    Common Stock, no par value; authorized 75,000,000 shares of no par value, issued and outstanding; 6,802,434 and 6,802,434 shares respectively
    Additional paid-in Capital (Discount on stock)                                    (48,932)         (48,932)

    Accumulated Surplus (Deficit)                                                     (57,678)         (52,469)
                                                                                    ---------        ---------

Total Stockholders' Equity                                                           (106,610)        (101,401)
                                                                                    ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $       0            $ -0-
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

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                             From July         From July       From January      From January       (January 1,
                                             1, 2001 to        1, 2000 to        1, 2001 to       1, 2000 to        1990) thru
                                            September 30,     September 30,     September 30,    September 30,     September 30,
                                               2,001             2,000             2,001            2,000               2001
                                            -----------------------------       -----------------------------       -----------
Revenues                                    $       -0-       $       -0-       $       -0-       $       -0-       $       -0-
                                            -----------       -----------       -----------       -----------       -----------

Expenses

  General & administrative                          513               723             1,539             2,170             5,077
                                            -----------       -----------       -----------       -----------       -----------

Total Operating Expenses                            513               723             1,539             2,170             5,077
                                            -----------       -----------       -----------       -----------       -----------

Net Operating Loss                                 (513)             (723)           (1,539)           (2,170)           (5,077)

Other Income (Expense)

  Interest expense                               (1,223)           (1,223)           (3,670)           (3,670)          (52,601)
                                            -----------       -----------       -----------       -----------       -----------

    Total Other Income (Expense)                 (1,223)           (1,223)           (3,670)           (3,670)          (52,601)
                                            -----------       -----------       -----------       -----------       -----------

Net Income (Loss)                           $    (1,736)      $    (1,946)      $    (5,209)      $    (5,840)      $   (57,678)
                                            ===========       ===========       ===========       ===========       ===========

Net Income (Loss) per Share                 $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)      $     (0.02)
                                            ===========       ===========       ===========       ===========       ===========

Weighted Average
    Shares Outstanding                        6,802,434         6,802,434         6,802,434         6,802,434         2,373,244
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

                            COLONIAL INDUSTRIES, INC.
                          (a Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)


                                                                                                           From inception on
                                                                       For the periods                      January 1, 1990
                                                                      ended December 31,                        through
                                                         --------------------------------------------         December 31,
                                                           2000              1999              1998              2000
                                                         --------          --------          --------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                                      $ (7,786)         $ (4,893)         $ (5,538)         $(52,469)
  Add item not requiring the use of cash
    Accounts payable & accruals                             7,786             4,893             5,538            52,469
                                                         --------          --------          --------          --------

Net cash flows from operating activities                        0                 0                 0                 0
                                                         --------          --------          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Issuance of common stock


   Increase (decrease) in accounts payable


NET INCREASE IN CASH

CASH AT BEGINNING OF PERIOD                                   -0-               -0-               -0-               -0-
                                                         --------          --------          --------          --------

CASH AT END OF PERIOD                                    $    -0-          $    -0-          $    -0-          $    -0-
                                                         ========          ========          ========          ========



                     The accompanying notes are an integral
                       part of these financial statements.



                                    page F-4

                            COLONIAL INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Colonial Industries, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

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